Form 10-K
period 2001-02-14
ENVOY COMMUNICATIONS GROUP INC
filed 2001-03-08
CIK 1031516

As filed with the Securities and Exchange Commission on February 14, 2001
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 20-F

[ ] Registration statement pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934
                                      OR
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended September 30, 2000
                                     OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from ____________to ____________

                        Commission file number 0-30082

                        ENVOY COMMUNICATIONS GROUP INC.
             (Exact name of Registrant as specified in its charter)

                        ENVOY COMMUNICATIONS GROUP INC.
                (Translation of Registrant's name into English)

                                 Ontario, Canada
                 (Jurisdiction of incorporation or organization)

                26 Duncan Street, Toronto, Ontario, Canada M5V 2B9
                     (Address of principal executive offices)

      Securities registered or to be registered pursuant to Section 12(b) of the Act: None

      Securities registered or to be registered pursuant to Section 12(g) of the Act.
                                  COMMON SHARES
                                (Title of Class)
                                      NONE
                  (Name of each exchange on which registered)
Securities for which there is a reporting obligation pursuant to Section
15(d) of the Act.
                                      NONE
                                (Title of Class)
Indicate the number of outstanding shares of each of the issuer's classes of capital or common stock as of the close of the period covered by the annual report: At September 30, 2000 there were 21,098,222 common shares outstanding.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES X   NO

Indicate by check mark which financial statement item the Registrant has
elected to follow:  Item 17 ______   Item 18 X

Currency and Exchange Rates
All monetary amounts contained in this Form 20-F are, unless otherwise indicated, expressed in Canadian dollars. On February 14, 2001 the noon buying rate for Canadian Dollars as reported by the Federal Reserve Bank of New York was $1.00 U.S. to $1.5287 Cdn. (see Item 9 for further exchange rate information to U.S. currency.)

FORM20K.DOC



                                TABLE OF CONTENTS

                                     PART I

Item 1.     Identity of Directors, Senior Management and Advisors
Item 2.     Offer Statistics and Expected Timetable
Item 3.     Key Information
Item 4.     Information on the Company
Item 5.     Operating and Financial Review and Prospects
Item 6.     Directors, Senior Management and Employees
Item 7.     Major Shareholders and Related Party Transactions
Item 8.     Financial Information
Item 9.     The Offer and Listing
Item 10.    Additional Information
Item 11.    Quantitative and Qualitative Disclosures About Market Risk
Item 12.    Description of Securities Other than Equity Securities

                                     PART II

Item 13.    Defaults, Dividend Arrearages and Delinquencies
Item 14. Material Modifications to the Rights of Security Holders and Use of Proceeds
Item 15.    Reserved
Item 16.    Reserved

                                    PART III

Item 17.    Financial Statements
Item 18.    Financial Statements
Item 19.    Exhibits

FORM20K.DOC


































                                 PART I

Item 1.     Identity of Directors, Senior Management and Advisers
                 "Not applicable"

Item 2.     Offer Statistics and Expected Timetable
                 "Not applicable"

Item 3.     Key Information

A.     Selected financial data 1
       The following table sets forth in Canadian dollars selected financial data for Envoy for the fiscal years indicated below prepared in accordance with Canadian generally accepted accounting principles unless otherwise noted. The following selected financial data should be read in conjunction with the more detailed financial statements and the related notes thereto appearing elsewhere in this Form 20-F and the discussion under Item 5 "Operating and Analysis of Financial Condition and Results of Operation" herein. The statements of operations data of Envoy for the fiscal years ended September 30, 1996, 1997 and 1998, and the balance sheet data of Envoy as of September 30, 1996, 1997 and 1998, are derived from financial statements of Envoy that have been audited by BDO Dunwoody LLP, independent public accountants, which are not included in this Form 20-F. The selected financial data does not include statements of operations data or balance sheet data of any acquired operations prior to their respective acquisition effective dates.

                                             September 30

                             2000 1    1999 2    1998 3    1997    1996
                                 (all amounts in 000s of Canadian
                                  dollars, except per share data)
Statement of Operations Data:
Net revenue                  58,606    41,787    13,491    8,675   5,426

EBITDA...................... 10,151     7,280     2,090    1,393     580

Net Earnings................. 2,910     2,877     1,503    1,179     400

Net Earnings per Share 4.....    $0.15     $0.20     $0.15    $0.12   $0.06

1     The financial statements of Envoy are prepared in accordance with
Canadian Generally Accepted Accounting Principles ("Canadian GAAP"), which differs in certain significant respects from U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Reconciliation to U.S. GAAP is set forth in Note 17 to the Notes to the audited Financial Statements of Envoy as well as in Note 4 to the following table. Envoy's results of operations under U.S. GAAP for the years ended September 30, 2000, 1999 and 1998 are as disclosed in
Note 17 to the Notes to the audited Financial Statements of Envoy as well as in Note 4 below.

FORM20K.DOC

















                                            September 30

                             2000      1999      1998      1997      1996
                              (all amounts in 000s of Canadian dollars)
Balance Sheet Data:

Current Assets.............  43,073    44,521    15,684    6,352     3,129
Total Assets............... 102,308    75,748    25,330    8,709     4,529
Long Term Debt 5...........   7,983     2,151       223     -         -
Shareholders' Equity.......  62,687    40,612    13,317    3,937     2,343
Retained Earnings (Deficit)6 $8,403    $5,493    $2,682   $1,179   $(9,887)

1     The Statement of Operations Data for the year ended September 30, 2000 includes the results of operations of Sage, acquired effective as of June 1, 2000, for the four month period from June 1, 2000 to September 30, 2000 and the results of operations of Gilchrist, acquired effective as of July 1, 2000, for the three month period from July 1, 2000 to September 30, 2000. See Item 4 "Information on the Company" for a description of such acquisitions. The exchange rate utilized with respect to the Statement of Operations Date of Gilchrist is 1.00 british pounds to $2.1885 Cdn. and with respect to the Balance Sheet Date of Gilchrist is 1.00 british pounds to $2.2163 Cdn. The exchange rate utilized with respect to the Statement of Operations Data of Hampel Stefanides is $1.00 U.S. to $1.4722 Cdn. and with respect to the Balance Sheet Data of Hampel Stefanides is $1.00 U.S. to $1.5035 Cdn. Except as set forth in footnotes 2 and 3, no other acquisitions by Envoy materially affect the comparability of the information in the Selected Financial Data.

2     The Statement of Operations Data for the year ended September 30, 1999 includes the results of operations of Hampel Stefanides acquired effective as of October 1, 1998, for the entire twelve month period, the results of operations of Devlin acquired effective as of January 1, 1999 for the nine month period from January 1, 1999 to September 30, 2000, and the results of operations of Watt International, acquired effective as of May 1, 1999, for the five month period from May 1, 1999 to September 30, 1999. As a result of the acquisitions of Devlin and Watt International, there are an additional three and seven months of their respective results of operations included in the Statement of Operations Data for the year ended September 30, 2000, as compared to the prior year. See Item 4 "Information on the Company" for a description of such acquisitions. The exchange rate utilized with respect to the Statement of Operations Data of Hampel Stefanides is $1.00 U.S. to $1.5029 Cdn. and with respect to the Balance Sheet Data of Hampel Stefanides is $1.00 U.S. to $1.4674 Cdn. Except as set forth in footnotes 1 and 3, no other acquisitions by Envoy materially affect the comparability of the information in the Selected Financial Data.

3     The Statement of Operations Data for the year ended September 30, 1998 includes the results of operations for the four month period from June 1, 1998 to September 30, 1998 of Promanad, acquired effective as of June 1, 1998. See Item 4 "Information on the Company" for

FORM20K.DOC
                                       2














a description of such acquisition. Except as set forth in footnote 1 and 2, no other acquisitions by Envoy materially affect the comparability of the information in the Selected Financial Data.

4     As reflected in Note 17 to the Notes to the audited Financial
Statements of Envoy, in accordance with the reconciliation to U.S. GAAP set forth therein, the diluted net earnings per share for the years ended September 30, 2000, 1999 and 1998 was $0.15, $0.12 and $0.08,
respectively.

5     Long term debt represents only the long term portion of total debt.

6     During 1997, the share capital of Envoy was reduced by $9,886,961 pursuant to a special resolution of the shareholders dated August 15, 1997. The reduction in share capital was applied against the opening deficit of $9,886,961. Retained earnings as at September 30, 2000 and 1999, excludes the cumulative foreign currency translation adjustment of $314,328 and $494,844, respectively. See Note 1(g) to the Notes to the audited Financial Statements of Envoy.

       Envoy has never paid any dividends on its common shares and does not anticipate that it will pay any cash dividends on its common shares in the foreseeable future.

Exchange Rates

        On February 14, 2001, the noon buying rate for Canadian dollars as reported by the Federal Reserve Bank of New York was $1.00 U.S. to 1.5287 Cdn. The following table sets forth for the periods indicated certain information regarding the exchange rate into U.S. currency of Canadian dollars. The rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

                                            September 30,
                           1996      1997      1998      1999      2000

Average*                   1.3641    1.3702    1.5265    1.5033    1.4724

       * The average rate means the average of the exchange rates on the last day of each month during the fiscal period.

                                   For the month ending
                January  December   November  October   September  August
                 2001      2000       2000     2000       2000      2000


High            1.5162   1.5600     1.5311    1.5070    1.4892     1.5458
Low             1.4944   1.5263     1.4954    1.4742    1.4720     1.4995

FORM20K.DOC
                                       3













B.     Capitalization and indebtedness

            "Not applicable"

C.     Reasons for the offer and use of proceeds

            "Not applicable"

D.     Risk factors

       Envoy's business, financial condition and results of operations could be materially adversely affected by any of the following risks.

       This Form 20-F contains forward-looking statements that involve risks and uncertainties. Envoy's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by Envoy described below and elsewhere in this form.

       The marketing communications industry is highly competitive.
Envoy has competition in each of the markets in which it operates. In the advertising/marketing field, Envoy competes with companies such as Omnicom Group Inc., Interpublic Group of Companies Inc., True North Communications Inc., WPP Group PLC, Ogilvy & Mather (Canada) Ltd., Leo Burnett Company Ltd., Vickers and Benson Advertising Ltd. and Cossette Communications Group Inc. In the design field, Envoy competes with Landor Associates, Interbrand Group, The FutureBrand Company and Seigelgale.
In technology, we compete with companies such as marchFirst Inc., Modem Media Inc., Razorfish Inc. and Cyberplex Inc. Envoy faces competition from numerous national and regional advertising agencies as well as specialized and integrated marketing communications firms.

       While we have competitors which provide services in only one of our core disciplines of marketing, design and technology, we believe we have been able to differentiate ourselves by integrating each of our core disciplines into a seamless, cross-selling environment.

       There can be no assurance that Envoy will continue to be profitable. Although Envoy has had positive net revenue and net earnings and experienced revenue growth in recent periods, our net revenue growth rate may not be sustainable or indicative of future operating results. In addition, Envoy has incurred substantial costs to expand and integrate its operations and it intends to continue to invest heavily in ongoing expansion. Envoy's ongoing integration costs will include the combination of the financial, information and communications systems of the various acquired companies. Envoy's ongoing expansion costs will include the costs of acquiring new businesses, leasing of additional office space, hiring new employees and purchasing new computer and communications equipment. As a result of these and other costs, Envoy may incur future operating losses, and there can be no assurance that Envoy will sustain profitability.

       Clients may not accept an integrated service strategy. The success of Envoy's integrated service strategy is dependent upon its clients' use of the services of Envoy for provision of many or all of their marketing communications needs. If Envoy's clients choose to

FORM20K.DOC
                                           4







utilize multiple firms, including various firms focusing on different aspects of marketing communications, Envoy's marketing service strategy will be adversely affected. Envoy's results of operations and its business depend on its relationship with a limited number of large clients. Set forth below is the percentage of net revenue during the fiscal year ended September 30, 2000 for each of Envoy's clients that accounted for 10% or more of its net revenue and for Envoy's five largest clients combined:

                                               Year Ended
Client                                     September 30, 2000

Wal-Mart Stores ....................              11.3%
Five largest clients combined.......              34%

There can be no assurance that Envoy will be able to maintain its historical rate of growth or its current level of gross margin derived from any client in the future.

       As is customary in the industry, Envoy does not have long-term contracts with any of its clients. Envoy's clients generally have the right to terminate their relationships with Envoy without penalty and with relatively short or no notice. The termination of Envoy's business relationships with any significant client, or a material reduction in the use of Envoy's services by any significant client, could adversely affect Envoy's future financial performance.

       Envoy's operating results may vary from period to period. Envoy's operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of Envoy's control, including:

       timing of new projects;

       reductions, cancellations or completions of major projects;

       the loss of one or more significant clients;

       the opening or closing of an office;

       Envoy's relative mix of business;

       changes in pricing by Envoy or competitors;

       employee utilization rates;

       changes in personnel;

       costs related to expansion of Envoy's business, including by acquisition;

       increased competition; and

       marketing budget decisions by Envoy's clients.

As a result of these fluctuations, period-to-period comparisons of Envoy's operating results cannot necessarily be relied upon as indicators of future performance. In some fiscal quarters

FORM20K.DOC
                                            5






Envoy's operating results may fall below the expectations of securities analysts and investors due to any of the factors described above.

       The integration of acquired businesses may adversely affect Envoy's operating results. Envoy expects that the integration of businesses recently acquired by it as well as future acquisitions, if any, will place a significant burden on Envoy's management. Such integration is subject to risks and uncertainties, including:

       the inability to effectively assimilate the operations, services, technologies, personnel and cultures of the acquired entities;

       the potential disruption of Envoy's business; and

       the impairment or loss of relationships with employees and clients.

If in connection with Envoy's business acquisitions Envoy fails to integrate Envoy's operations successfully or on a timely basis, or if Envoy incurs unforeseen expenses, Envoy's financial performance could be materially and adversely affected. In addition, if Envoy is unable to identify complementary businesses to acquire or is unable to consummate acquisitions on acceptable terms, Envoy's expansion plans may be materially and adversely affected.

       Continued growth of Envoy's business will place increased demands on its systems and resources and may impact Envoy's operating results. The expansion of Envoy's business and customer base has placed increased demands on Envoy's management, operating systems, internal controls and financial and physical resources. Envoy's continued growth, if any, may strain existing management and human resources, in particular, affecting Envoy's ability to attract and retain sufficient talented personnel. Consequently, Envoy may be required to increase expenditures to hire new employees, open new offices and invest in new equipment or make other capital expenditures. Any failure to expand any of the foregoing areas in an efficient manner could adversely affect Envoy's business. There also can be no assurance that Envoy will be able to sustain the rates of growth that Envoy has experienced in the past.

       Envoy depends on its key management personnel for its future success. Envoy relies on its key management personnel including Geoffrey B. Genovese, Envoy's President and Chief Executive Officer. Envoy's future success will depend upon its ability to attract and retain additional highly skilled personnel. If any of Envoy's officers or key employees leave Envoy, the relationships that they have with Envoy's clients could be lost. In addition, Envoy's ability to generate revenues directly relates to Envoy's personnel, both in terms of the number and expertise of the personnel Envoy has available to work on its projects and the mix of full time employees, temporary employees and contract service providers Envoy utilizes. The competition for employees at all levels of the marketing communications industry, especially the technology industry, is intense and is increasing. As a result, if Envoy fails to retain existing employees or hire new employees when necessary, Envoy's business, financial condition and operating results could be materially and adversely affected.

       Conflicts of interest and exclusivity arrangements with Envoy's clients may limit Envoy's ability to provide services to others. Conflicts of interest between clients and potential clients are inherent in the marketing communications industry. Moreover, as is customary in the marketing communications industry, Envoy has entered into exclusivity arrangements with many

FORM20K.DOC
                                       6



of Envoy's largest clients that restrict Envoy's ability to provide services to their competitors. Envoy has in the past been, and may in the future be, unable to take on new clients because such opportunities would require it to provide services to direct competitors of its existing clients. In addition, Envoy risks harming relationships with existing clients when it agrees to provide services to indirect competitors of existing clients. Prospective clients also may choose not to retain Envoy for reasons of actual or perceived conflicts of interest.

The marketing communications industry is cyclical and a downturn in the industry may adversely affect Envoy's business. The marketing communications industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in one or more client business and marketing budgets. Our prospects, business, financial condition and results of operations may be materially adversely affected by a downturn in general economic conditions in one or more markets or changes in our clients business and marketing budgets. The developing market for certain of Envoy's technology services is subject to uncertainties. The market for Internet technology professional services ("ITPS") has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. The market success of ITPS providers is subject to a high level of uncertainty and is dependent on a number of factors, primarily:

       the growth in consumer access to and acceptance of new interactive technologies, such as the Internet, online services and corporate intranets; and

       the ability to anticipate new technologies and incorporate them into ITPS offerings in a timely fashion.

       Future commercial use of platforms currently serviced by ITPS providers may change dramatically, negatively, impacting the demand for ITPS providers dependent on outdated technology. Other issues include security, privacy, reliability, cost, ease of use and quality of service of the underlying technology. If the market for ITPS develops more slowly than we expect, or if our technology services do not continue to achieve market acceptance, our future operating performance could be materially adversely affected.

Item 4.     Information on the Company

            The following Information on the Company contains forward-looking statements, which involve risks and uncertainties. Envoy's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Item 3-"Risk Factors" and elsewhere in this Form 20-F.




FORM20K.DOC
                                       7














                         ENVOY COMMUNICATIONS GROUP INC.
General

       Envoy Communications Group Inc. ("Envoy") is a leading international provider of integrated marketing communications services. We offer strategic and creative services that are critical to our clients' product and marketing strategies. We have brought together internationally recognized companies and talent to provide our clients with superior creative services in our core disciplines of: advertising/marketing, design and technology. By leveraging the convergence of these disciplines, we have established our company as a single source provider of marketing communications services to a large international client base. Our clients include Wal-Mart Stores Inc. ("Wal-Mart"), Castrol Limited ("Castrol"), National Discount Brokers Group, Inc. ("National Discount Brokers"), BASF Corporation ("BASF") and Safeway Incorporated ("Safeway"). As of September 30, 2000, we served over 290 clients. We generated $58.6 million Cdn. of net revenue for our fiscal year ended September 30, 2000 and $41.8 million Cdn. for the year ended September 30, 1999.

The principal place of business of Envoy is located at 26 Duncan Street, Toronto, Canada M5V 2B9. Envoy may be reached by telephone: (416) 593-1212; or facsimile: (416) 593-4434. Envoy's website is www.envoygrp.com. Information contained in our website does not constitute a part of this Form 20-F.

A.     History and development of the company

       Envoy was incorporated under the laws of the Province of British Columbia, Canada as "Potential Mines Ltd." in December 1973 and was continued under the laws of the Province of Ontario, Canada in December 1997. Since Envoy's acquisition in July 1991 of The Incentive Design Company Ltd. ("IDC"), Envoy has shifted the nature of its business to providing marketing communications services for promoting clients' products, services and business messages utilizing such media as print, broadcast and the Internet. Envoy has grown, in large part, through strategic acquisitions. Certain material acquisitions by Envoy are described below.

       In July 1991, Envoy acquired IDC, a group of companies engaged in business and marketing communications, corporate incentive planning and corporate travel from Geoffrey Genovese and Christine Genovese, his wife. Geoffrey B. Genovese was the President and Chief Executive Officer of IDC at the time of such acquisition and has served in such capacities for Envoy since October 1993.

       Envoy acquired The Communique Group Inc. (the "Communique Group") in October 1992. The Communique Group is the primary Canadian operating subsidiary of Envoy. It performs advertising services, including creative concept development, branding, print, broadcast and internet advertising production, media planning and buying of media space and airtime and research and strategic planning.

FORM20K.DOC
                                       8















       In October 1997, Envoy effected an amalgamation of the Communique Group and three other subsidiaries of Envoy through which Envoy's business communications and product design services were provided, with the Communique Group being the continuing entity. Effective as of June 1, 1998, Envoy acquired Promanad Communications Inc. ("Promanad"), an advertising and public relations agency

       Envoy expanded its geographic reach into the U.S. marketplace through its acquisition of Hampel Stefanides Inc. ("Hampel Stefanides"), effective as of October 1, 1998. Effective as of January 1, 1999, Envoy acquired Devlin Multimedia Inc. ("Devlin"), a Toronto-based website design and development company. Effective as of May 1, 1999, Envoy acquired Watt International Inc. ("Watt International"), through which Envoy acquired the operations, substantially all of the assets and certain of the liabilities of The Watt Design Group Inc. ("Watt Design"), a Toronto-based provider of design, packaging and marketing identity services to retailers. Donald G. Watt was Chairman of Watt Design prior to such acquisition by Envoy and now serves as Chairman of Watt International and a Director of Envoy.

       Effective as of June 1, 2000, Envoy acquired Sage Information Consultants Inc. ("Sage"), a digital professional service firm operating in the United States and Canada. Envoy expanded its geographical reach into the United Kingdom and the continental Europe marketplace through its acquisition of Gilchrist Brothers Limited ("Gilchrist"), a United Kingdom based digital imaging and design firm, effective as of July 1, 2000. Effective as of January 1, 2001, Envoy acquired The International Design Group (Canada) Inc. ("IDG"), a Toronto-based retail planning and design firm.

       On November 6, 2000, Envoy entered into a non-binding agreement to acquire all of the outstanding shares of Leagas Delaney, an international advertising/marketing agency. With this acquisition, Envoy plans to expand the breadth and depth of our advertising/marketing services and extend our global reach. Leagas Delaney services its clients, including Adidas-Salomon, AG, Telecom Italia, S.p.A. and Barclays Bank PLC, through offices in London
(UK), Hamburg, Paris, Rome and San Francisco. There is no assurance that the proposed acquisition of Leagas Delaney will be accomplished on the currently proposed terms or at all.

B.     Business overview

Our Solution

       Our aim and motivation is to work with clients who are brand conscious and value creative solutions to their marketing communication needs. They have expectations that advertising/marketing, design and technology can effect their business in a fundamental way and they require the agency to act as their business partner. We have developed a working methodology which ensures that strategic solutions go beyond a simplistic response to consumer views and attitudes. Strategic planning at Envoy is rooted not only in our clients brand and its relationship with the consumer but as importantly within the context of the clients' business objectives.

FORM20K.DOC
                                      9












      We focus on developing strategies which provide solutions to business problems and which inspire creative teams to produce solutions that are original, distinctive and also commercially relevant.

       Our strategic planning tools have been refined to raise the level of contribution to client business.

       Our approach appeals particularly to clients who demand outstanding creative work and thinking that has an impact on the consumer and provides a catalyst for change within their organization.

       As we move towards an ever increasingly complex media environment, our clients appreciate our ability to produce brand ideas that are capable of exploitation across all channels of communication. Envoy is recognized as an innovator of branding ideas which work in multi-channel broadcast, print, public relations, retail and digital formats.

       By providing the integrated services of several of our operating divisions, we enable clients to communicate in one clear voice through a range of media channels. Our employees have expertise in a broad range of disciplines including business strategy, marketing, branding, information technology and creative design. We work with a client from the analysis of its business objectives to the implementation of an appropriate solution. As a result, clients benefit not only from the time and cost savings of working with a single firm, but also from the integrated marketing communications strategy made possible by our integrated and coordinated range of marketing communications services. Based upon various competitor's public information and management's dealings with clients and prospective clients, we believe that this differentiates us from advertising/marketing, brand design or Internet service providers that focus on a single aspect of the range of marketing communications services.

       We believe that the effectiveness of our fully integrated service strategy is enhanced by our client service model. Each client is serviced by a single account service team which is comprised of representatives from each of our principal divisions. In this way, clients are assured that they receive the appropriate strategic marketing communications solution based on their needs.

Our Strategy

       Our goal is to be our clients' most valued business partner in building and leveraging their brands through advertising/marketing services, design services and technology. We believe that we have brought together best of breed companies and talent to offer our clients a truly integrated marketing communication strategy. We plan to pursue the following strategies:

Deliver high quality and internationally recognized services in each of our core disciplines.

       Our brands have built strong reputations for delivering high qualify services internationally. We intend to continue to offer services at this high standard in each of our core disciplines of: advertising/marketing, design and technology. We believe that this focus on internationally based, leading edge capabilities will ensure that Envoy continues to attract and retain prominent clients and key talent.

FORM20K.DOC
                                      10






Develop our client base through the integration and cross-selling of our services.

       We plan to continue offering an integrated service offering on an international platform. We intend to capitalize on the convergence in the demand for our services in the marketplace by cross-selling our services to existing clients and leveraging our integrated platform to win new business.

Expand our service offerings.

We intend to pursue opportunities to expand our service offerings, either by extending the core disciplines beyond design, marketing and technology, or by development of new service offerings within the current three disciplines. Examples of further core disciplines may include strategic consulting and public relations.

Pursue strategic acquisitions.

       We intend to continue to pursue strategic acquisitions to extend both our depth of expertise and our geographic reach in each of our core disciplines. The efforts to extend Envoy's geographic reach and breadth of service offering add a significant degree of diversification and strength to our business model.

Our Services

       We provide integrated strategic and creative advertising/marketing, design and technology services that help our clients build, maintain and leverage their products and brands. Our integrated services help our clients build their public image, generate new revenue, create first-to-market opportunities and increase efficiencies and customer care.

       Net revenue in by type of service for the last three fiscal years is as follows: (all amounts in 000's Canadian dollars)

Net revenue:        Fiscal 2000        Fiscal 1999          Fiscal 1998
Advertising and
  Marketing         $28,772            $30,317              $13,491
Design               22,247              9,421                 -
Technology            7,586              2,049                 -
                    $58,606            $41,787              $13,491

       Net revenue by geographic region based on the region the customer is located is as follows: (all amounts in 000's Canadian dollars)

Net revenue:        Fiscal 2000        Fiscal 1999        Fiscal 1998
Canada              $21,981            $19,153            $13,491
United States        32,560             22,634               -
United Kingdom
  and Continental
  Europe            4,066                 -                    -
                  $58,606              $41,787              $13,491

FORM20K.DOC
                                       11











       Advertising/Marketing

       We provide comprehensive advertising/marketing services across various media. These services include strategic planning and consulting, creative concept development, off-line and on-line advertising production, account planning, market research, media planning and buying, event marketing and public relations.

       We are committed to creating brand propositions that are unique, ownable and sustainable. Our various agencies operate across the U.S., Europe and Canada to provide our clients with a consistent worldwide marketing message. We have created numerous memorable marketing communications campaigns for our clients including "We Make a Lot of the Products you use Better" for BASF.

       Design

       Our retail design group has designed many shopping malls, entertainment complexes, specialty retailers, superstores, airport retail spaces, retail department stores, banks and automobile maintenance stores. Our retail concepts are found in over 35 countries, representing over 25 industries. Our staff of designers, architects and strategists help our clients develop new retail store concepts, design store layouts and assess and predict consumer shopping behavior in both brick-and-mortar and online retail environments.

       We are involved with all aspects of the creation and execution of brand strategy. We help our clients develop national and private label brands, including the development of the product concept, brand name, image, brand packaging, design and marketing strategies.

       We are involved in the strategic naming, developing and positioning of corporate images. We help our clients establish identities across their organizations by creating consistent identities for every aspect of their business. We focus on every aspect of the client's brand and identity, and we conduct brand audits to assess the impact and efficiency of client's brands.

       Technology

       We provide our clients with technology solutions that encompass front-end user interfaces and back-end transactional capability as well as proprietary collaborative software. Our technology services are compatible with Microsoft, IBM and Oracle and can provide clients with complete and fully integrated digital solutions.

       Our front-end services include the design, development and maintenance of our clients' websites, research and strategic consulting regarding the Internet and the design and production of on-line advertisements.

       Our back-end services complement our web-development services with leading edge e-commerce, knowledge management and infrastructure solutions.
We are a leading Microsoft Solution Provider Partner in Canada and New York and are part of an elite group of organizations that sit on Microsoft's
Partner Advisory Council. Through the council, we assist in providing guidance on key issues that ultimately shape Microsoft's channel strategy for delivering solutions and services.

FORM20K.DOC
                                            12






       We have developed a proprietary web-based communications tool referred to as "Decision Room". Decision Room is an on-line "meeting room" that allows users to easily exchange graphic or text files through password-protected access and enables review, feedback and approval in virtual business meetings. IBM (US) has signed a license agreement with us through which it is marketing Decision Room.

By combining Sage's back-end solutions and Microsoft accreditation, with Devlin's award winning web design skills and IBM and Oracle expertise, our technology group is platform agnostic and can therefore provide our clients with complete and fully integrated digital solutions.

       Industry Overview

Worldwide Advertising Market

       Worldwide advertising expenditure is expected to reach US$465 billion in 2000 according to McCann-Erickson WorldGroup, a leading marketing communications agency. This represents a 14% increase from US$407 billion in 1998. Companies are increasingly focused on the image and brand of their organizations, products and services and are spending more advertising dollars to differentiate themselves from competitors and increase customer loyalty. In addition, corporate consolidation has resulted in worldwide brands that must be supported across many markets.

       Increased advertising expenditures are being supported by increased spending on below-the-line marketing services, as companies aim to reach their target audiences and quantify the effectiveness of their communications. Companies are increasingly utilizing interactive marketing, in-store concepts, database marketing, and other direct marketing tools to deepen relationships with their existing customers and attract and retain new customers.

       In this environment, management believes that companies are seeking to work with agencies that can deliver proven creative talent, a consistent marketing message worldwide and an integrated offering of advertising and marketing services that includes creative concept development, strategic planning and consulting, advertising production, media planning and buying, event marketing and public relations.

       Design Services

       In all areas of marketing and product design, management believes that companies are looking to extend their customer relationships and influence consumer behavior. Design services encompass the entire customer experience, from product packaging to the retail environment, and are a key component of a company's marketing communications strategy.

       The design services sector is rapidly evolving into a global marketplace, as companies are increasingly looking for expertise in the development and maintenance of their brands on a global basis. Companies are looking to firms that can deliver a consistent message to consumers through packaging and retail design, regardless of geography.

FORM20K.DOC
                                      13










       Technology Services

       The Internet presents opportunities to transform businesses and entire industries as organizations exploit its potential to extend and enhance their brands and business activities. Companies are increasingly using the Internet to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. As a result, organizations are investing in the strategic use of Internet solutions to transform their businesses.

       International Data Corp., a technology industry research firm, forecasts that the worldwide market for Internet and electronic commerce services will grow from US$7.8 billion in 1998 to US$78.6 billion by 2003.

       While many Internet professional services firms focus on either the creative, strategic or technical aspects of Internet communications, few firms are able to successfully integrate all three into their offering. Companies are seeking to work with Internet solutions providers that have expertise in technical, as well as the creative and strategic aspects of the Internet.

       Convergence

       We believe as companies become global, their marketing strategies become global and the Internet becomes an important part of reaching existing and prospective customers, companies are looking to integrate their marketing communications strategies. We believe that companies will look to partner with firms that can seamlessly provide an integrated global offering that encompasses advertising, marketing, design and technology.

       Government Regulations

       The marketing communications industry is subject to extensive government regulation, both domestic and foreign, with respect to the truth in and fairness of advertising. There are also a number of US federal and state laws and regulations directed at the advertising and marketing of specific products, such as food and drug products. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system, as well as industry self-regulatory procedures, to challenge comparative advertising of their competitors on the grounds that the advertising is false and deceptive. There can be no assurance Envoy will not be subject to claims against it or Envoy's clients by other companies or governmental agencies or that such claims, regardless of merit, would not have a material adverse effect on Envoy's future operating performance.

       Due to the increasing popularity and use of the Internet services, any number of Canadian federal or provincial or foreign international laws and regulations may be adopted regarding libel, pricing, acceptable content, intellectual property ownership, taxation and quality of products and services. US law makers have enacted legislation over the past year that regulates aspects of the Internet, including domain name disputes and trademark infringement, the use of filters in schools and libraries, piracy of digital content, liability for online copyright infringement, e-commerce taxation, electronic signatures, disclosure of financial information, children's privacy and children's access to adult content. In addition, U.S. lawmakers have introduced legislation relating to the Internet that would govern online gambling, unsolicited

FORM20K.DOC
                                        14






commercial email, employer monitoring of employees, Internet access charges, and consumer privacy. Any new legislation in these areas has the potential to inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, or could in turn decrease the demand for Envoy's services or otherwise have a material adverse effect on Envoy's future operating performance.

C.     Organizational structure

       Envoy has operations in the United States, the United Kingdom, Continental Europe and Canada.

Significant subsidiaries are as follows:

Company                        % of ownership   Jurisdiction of incorporation

Communique Incentives Inc.         100          Ontario
The Communique Group Inc.          100          Ontario
Promanad Communications Group Inc. 100          Ontario
Hampel Stefanides, Inc.            100          Delaware
Devlin Multimedia Inc.             100          Ontario
Watt International Inc.            100          Ontario
Sage Information Consultants Inc.  100          Ontario
Gilchrist Brothers Limited         100          United Kingdom
The International Design Group
  (Canada) Inc.                    100          Ontario

D. Property, plants and equipment

       We currently operate offices in the following cities: London (UK), Paris, Stockholm, New York, San Francisco, and Toronto.

       Envoy's principal executive offices consist of a five-story office building of approximately 36,000 square feet located at 26-28 Duncan Street, Toronto, Ontario, Canada. The offices are leased pursuant to a lease with an initial term of five years expiring on September 30, 2002 and a current rent of $180,000 Cdn. per annum. The lease may be renewed by Envoy on six months prior written notice for a first option term of three years, a second option term of two years and a third option term of five years at specified increased rents per each renewal period. In connection with the lease negotiation, the landlord advanced to Envoy $400,000 Cdn. as a loan, with an interest rate of 0.925% per annum, for leasehold improvements, to be repaid over five years which repayment commenced October 1, 1997. The leasehold improvements

FORM20K.DOC
                                      15



















involved modernization of the facilities and other modifications expected to benefit both Envoy and the landlord. The principal balance of such loan at September 30, 2000 was $187,000 Cdn.

       Envoy has additional office space which consists of a five-story office building of approximately 20,000 square foot located at 172 John Street, Toronto, Ontario. These premises have been leased pursuant to a lease with a term which commenced on July 1, 1999 and expires in June 2002, and a current annual rent of $124,800 Cdn. which rent increases each year of the lease term. The lease may be renewed by Envoy on six months prior written notice for three further terms of two years for the first option and five years for the second and third options at specified increased rents for each year of the renewal terms. In connection with the lease negotiation, the landlord has agreed to advance to Envoy $750,000 Cdn. as a loan, with an interest rate of 3.5% per annum to be repaid over 10 years (or upon Envoy vacating the premises, if earlier) and secured by all trade fixtures of Envoy located in the premises, to finance a portion of the costs that Envoy anticipates incurring in connection with moving to, and making improvements upon, the premises. The leasehold improvements involve modernization of the facilities and other modifications expected to benefit both Envoy and the landlord. The principal balance of this loan at September 30, 2000 was $694,000 Cdn..

       The offices of Envoy's wholly-owned subsidiary Devlin are currently located at 185 Fredrick Street, Ground 100, Toronto, Ontario, Canada. The premises are leased pursuant to a lease with a current annual rent of $56,976 Cdn. which expires in July 2002.

       The executive offices of Envoy's wholly-owned subsidiary, Hampel Stefanides, are located at 111 Fifth Avenue, New York, New York. The offices consist primarily of (i) 16,000 square feet of office space leased pursuant to a lease (the "HSI Lease") that expires in June 2004 with a current annual rent of approximately US$324,000 which annual rent increases each year of the lease term; and (ii) 2,500 square feet of office space leased pursuant to a sublease that expires in January 2001 with a current annual rent of approximately US$58,000 which annual rent increases each year of the sublease term. The HSI Lease requires Hampel Stefanides to maintain a letter of credit in the amount of US$250,000, secured by a restricted cash deposit, to serve as a security deposit. The offices of Envoy's wholly-owned subsidiary, Watt
International, consist of an office building of approximately 26,600 square feet located at 300 Bayview, Toronto, Ontario, Canada. The premises are leased pursuant to a lease with a current annual rent of $233,018 Cdn.
which expires in March 2005.

The offices of Envoy's wholly-owned subsidiary, Gilchrist, consist of an office building of approximately 72,000 square feet located on Ring Road, West Park, Leeds, West Yorkshire, England. The premises are leased pursuant to a lease with a current annual rent of 136,000 british pounds which expires in February 2009. Gilchrist has additional office space of approximately 3,000 square feet is located at 156-164 Tooley Street, London SE1, England. The premises are leased pursuant to a lease with a current annual rent of 26,550 british pounds which expires in December 2002.

FORM20K.DOC
                                     16











Clients

       Our customers consist primarily of large multinational businesses and regional accounts. No single client accounted for over 15% of net revenue for the year ended September 30, 2000. Our clients include:
Adidas/Salomon Canada Ltd., Armstong World Industries, BASF Corporation, CIBC, Castrol North America, CDNow, Federal Express Canada, Hewlett-Packard Company, Honda, IMAX corporation, Intel Corporation, JD Edwards, Lexus, National Discount Brokers, Kia Canada Inc., Make-up Artist Cosmetics Inc., LCBO, Oxford Properties, Sprint Canada, Petsmart, Walmart stores Inc., Safeway Inc., Salomon Smith Barney Inc., Steelcase Canada Incorporated Ltd., TD Waterhouse Investor Services Inc., Arxx Building Products Inc., BASF Canada, Spar Aerospace Limited, IDEACITY, Panasonic Canada Inc., and Loyalty Management Group.

Item 5.  Operating and Financial Review and Prospects

       The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements of Envoy and notes relating thereto included elsewhere in this Form 20-F. The information contained in this Item5 refers to financial statements of Envoy which are presented in Canadian dollars and are prepared in accordance with Canadian GAAP. Canadian GAAP differs in certain significant respects from U.S. GAAP. Reconciliation to U.S. GAAP is set forth in Note 17 to the Notes to the audited Financial Statements of Envoy. Historical results of operations, percentage relationships and any trends that may be inferred therefrom are not necessarily indicative of the operating results of any future period.

       The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Statements in this Form 20-F concerning Envoy's outlook or future economic performance, anticipated profitability, revenues, commissions and fees, expenses or other financial items and statements made with respect to any future events, conditions, performance or other matters are "forward looking statements" as that term is defined under the U.S. federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (i) the uncertain acceptance of the Internet and Envoy's Internet and other technology, (ii) that Envoy has grown rapidly in the last several years and there can be no assurance that Envoy will continue to be able to grow profitably or manage its growth, (iii) risks associated with acquisitions, (iv) risks associated with competition, (v) that Envoy's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, and (vi) that the loss of services of certain key individuals could have a material adverse effect on Envoy' business, financial condition or operating results.

Overview

       Envoy is a leading international provider of integrated marketing communications services. We offer strategic and creative services that are critical to our clients' product and

FORM20K.DOC
                                      17







marketing strategies. Since 1991 when Geoffrey Genovese assumed the leadership of Envoy we have brought together internationally recognized companies and talent to provide our clients with superior creative services in advertising/marketing, design and technology. By leveraging the convergence of our core disciplines, we have established our company as a single source provider of marketing communications services to a large international client base. Our clients include Wal-Mart, Castrol, National Discount Brokers, BASF and Safeway. As of September 30, 2000, we served over 290 clients. We generated $58.6 Cdn. million of net revenue for the year ended September 30, 2000 and $41.8 Cdn. million for the year ended September 30, 1999.

       Net Revenue. (previously referred to as "gross margin") net revenue represents Envoy's compensation for its agency and non-agency services and is recognized only when collection of such net revenue is probable. Agency services are those which require Envoy to incur external media and production costs on behalf of its clients and for which it is entitled to pass through the costs for reimbursement from its clients. The reimbursement of pass-through costs are not included in net revenue. The Company's agency and non-agency projects are short term in nature.

       Operating Expenses. Salaries and benefits and general and administrative costs represent Envoy's two largest operating expenses. Salaries and benefits expenses include salaries, employee benefits, incentive compensation and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs and professional services. Business development activities include new business pitches to potential clients and existing clients or their respective affiliates with respect to new products and services, client presentations, and Envoy's own advertising and promotion costs, award entry fees and research.

       Recognition Policies. In general, Envoy recognizes its compensation for its services as follows. Fees earned for non-agency services are recognized either upon the performance of Envoy's services when Envoy earns a per diem fee or, in the case of a fixed fee, upon substantial completion of Envoy's services and acceptance by the client. Fees earned but not yet billed are included in accounts receivable. Fees billed and collected from clients in excess of fees recognized as net revenue are classified as deferred revenue.

       When Envoy's compensation for its agency services are commission based net revenue is comprised of (i) commissions earned from media expenditures, which are recognized at the time the advertising appears or is broadcast, or in respect of on-line advertising, either ratably over the period of time the advertising appears or based on actual impressions delivered at the contractual rate per impression, depending upon the terms of the arrangement, and (ii) commissions earned on expenditures for the production of advertisements, which are recognized upon the completion of Envoy's services and acceptance by the client, being the time at which Envoy has no further substantial obligations with respect thereto. When Envoy's compensation for its agency services is fee based, net revenue is comprised of non-refundable monthly agency fees which are recognized in the month earned.

Pass-through costs related to production are accrued and recorded in accounts receivable, as unbilled reimbursable costs, at the time the third party suppliers render their

FORM20K.DOC
                                      18







services. Pass-through costs related to media are accrued at the time the advertisement appears or is broadcast.

       Tax Matters. With respect to Envoy's 1997 and 1998 fiscal years, Envoy had tax loss carryforwards sufficient to cover its Canadian income tax liabilities. In 1999, Envoy fully utilized previous tax loss carryforwards to reduce its Canadian income tax liability as set forth in
Note 9 to the Notes to the audited Financial Statements of Envoy.

A.  Operating results

Year Ended September 30, 2000 compared to Year Ended September 30, 1999

       Net revenue. Net revenue increased by 40% to $58.6 million in the year ended September 30, 2000 from $41.8 million in the year ended September 30, 1999. This increase occurred as a result of both growth through acquisition and organic growth. Effective July 1, 2000 Envoy acquired Gilchrist and effective June 1, 2000, Envoy acquired Sage. Both acquisitions were accounted for using purchase accounting and Envoy's results of operations reflect net revenue from their respective effective dates. These acquisitions accounted for approximately $8.6 million, or 51% of the overall increase in net revenue. Envoy's increase in net revenue was due to organic growth in fiscal 2000 of $4.5 million, representing 27% of the overall increase in net revenue for the year.

       In fiscal 1999, Envoy completed three acquisitions: the acquisition of Hampel Stefanides effective October 1, 1998, the acquisition of Devlin, effective January 1, 1999 and the acquisition of Watt International, effective May 1, 1999. Envoy's results of operations for fiscal 1999 include the acquired operations from their respective dates of the acquisitions. As a result of the acquisitions of Devlin and Watt International, there are an additional three and seven months of net revenues for these companies, respectively, included in the September 30, 2000 results of operations that were not included in the results of operations for the year ended September 30, 1999. There are twelve months of net revenues of Hampel Stefanides included in our results of operations for the year ended September 30, 1999.

       In fiscal 2000, net revenue from Envoy's advertising/marketing services represented approximately 49% of net revenue, while design and technology services represented 38% and 13% respectively.

       Net revenues from customers located in the United States have continued to grow from $22.6 million in fiscal 1999 to $32.6 million in fiscal 2000. As a result of acquisitions, in fiscal 2000 net revenues of $4 million were generated from customers in the United Kingdom and continental Europe.

       In fiscal 2000 we endeavored to continue to expand our client base and our five largest clients accounted for 33.7% of our fiscal 2000 net revenue for such period as compared to 37.7% of our fiscal 1999 net revenue. No single client accounted for over 15% of our net revenue in either year.


FORM20K.DOC
                                      19












       EBITDA. Management believes that earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") is a standard measure that is commonly reported and widely used by analysts, investors and other interested parties in the marketing industry, accordingly this information has been disclosed herein to permit a more complete comparative analysis of our operating performance. Using EBITDA eliminates distortions created by goodwill amortization, tax rates and interest charges and makes the operating results more comparable to those of other companies, particularly those companies which account for acquisitions using pooling of interests accounting. EBITDA should not be considered as a substitute or alternative for net earnings or cash flow. In fiscal 2000, Envoy earned $10.2 million in EBITDA compared with $7.3 million in fiscal 1999. This represents a growth rate of 39% year over year. The EBITDA profit margin in 2000 was 17.3%, similar to the EBITDA profit margin of 17.4% achieved in 1999.

       Operating Expenses. Operating expenses increased by 40% to $48.5 million for fiscal 2000 from $34.5 million for fiscal 1999. As a percentage of net revenue, operating expenses remained constant at 83% for fiscal 2000 and fiscal 1999. The primary reasons for the increase in operating expenses were an increase in salaries and benefits of $9.4 million, or 37%; an increase in general and administrative expenses of $3.9 million or, 56%; and an increase in occupancy costs $675,000, or 36%. There were also increases in depreciation of $543,000, or 38%, and of goodwill amortization net of taxes of $984,000, or 161%. The increase in salaries and benefits reflects staff of acquired operations plus the additional management and client support personnel employed to handle the continued growth and expanded operations throughout Envoy and related recruiting and hiring costs. As a percentage of net revenue, salaries and benefits decreased somewhat to 60% for fiscal 2000 compared with 62% in fiscal 1999. The additional general and administrative expenses were largely due to expanded business development activities by our existing business divisions as well as new and expanded business development by the acquired businesses. General and administrative expenses remained relatively constant at 18% of net revenue for fiscal 2000 compared with 17% of net revenue for fiscal 1999. Occupancy costs increased due to additional space required to support our growth in Toronto and New York, the inclusion of Watt International's occupancy costs for an additional seven months and the occupancy costs associated with the acquisition of Sage and Gilchrist. The additional depreciation charges were due to the depreciation of the costs of our additional leasehold improvements and of newly purchased capital equipment as a result of our expanded operations. The increase in interest charge was largely due to additional debt relating to acquisitions.

Earnings before income taxes and goodwill amortization increased from $5.5 million to $7.8 million in fiscal 2000, an increase of 41.3%.

In fiscal 2000, our effective income tax rate as a percentage of net income before goodwill amortization was 41.9% compared with our fiscal 1999 effective tax rate of 36.5%. The difference in the rate relates primarily to the utilization in fiscal 1999 of remaining tax loss carryforwards, reducing our Canadian income tax liability as set forth in Note 10 of the Notes to Consolidated Financial Statements of Envoy.

Goodwill amortization increased from $610,000 in fiscal 1999 to $1.6 million in fiscal 2000 due largely to the increased amount of goodwill derived form the acquisitions discussed

FORM20K.DOC
                                       20









above. In addition, we reduced the goodwill amortization period for Devlin from 25 years to 7 years, effective October 1, 1999, on a prospective basis. Our goodwill is largely not deductible for income tax purposes.

       Net Earnings. Primarily as a result of the foregoing factors, net earnings remained relatively constant at $2.9 million in fiscal 2000 and fiscal 1999.

Year Ended September 30, 1999 compared to Year Ended September 30, 1998

       Net Revenue. Net Revenue increased by 210%, from $13.5 million in fiscal 1998 to $41.8 million in fiscal 1999. This increase occurred as a result of both growth through acquisition and organic growth. Effective October 1, 1998 Envoy acquired Hampel Stefanides, effective January 1, 1999 Envoy acquired Devlin, and effective May 1, 1999 Envoy acquired Watt International. These acquisitions were accounted for using purchase accounting and Envoy's results of operations reflect their net revenue of these acquired companies from the respective effective dates. These acquisitions accounted for approximately $24.2 million, or 85%, of the overall increase in net revenue. Envoy's organic growth in fiscal 1999 was $5.6 million representing 20% of the overall increase in net revenue for the year.

       In fiscal 1999, net revenue from Envoy's advertising/marketing services represented approximately 73% of net revenue, while design and technology services represented 22% and 5% respectively. Until fiscal 1999, substantially all of Envoy's net revenues were generated in Canada. Net revenues from customers located in the United States represented $22.6 million in 1999.

       As a result of acquisitions in fiscal 1999, net revenues from customers in the United States have grown from nil in 1998 to $22.6 million in fiscal 1999

       EBITDA. In fiscal 1999, Envoy earned $7.3 million in EBITDA compared with $2.1 million in fiscal 1998. This represents a growth rate of 248% year over year. The EBITDA profit margin in 1999 was 17.4% compared to 15.3% in fiscal 1998.

       Operating Expenses. Operating expenses increased by 205% to $36.3 million for fiscal 1999 from $11.9 million for fiscal 1998. As a percentage of net revenue, operating expenses remained relatively constant at 87% for fiscal 1999 as compared to 88% for fiscal 1998. The primary reasons for the increase in operating expenses was an increase in salaries and benefits of $19.8 million, or 332%, an increase in general and administrative of $1.9 million, or 38%, an increase in occupancy costs of $1.5 million, or 353%, an increase of depreciation of $981,000, or 212%, an increase of goodwill amortization of $506,000, or 485%, and an increase in interest to $282,000 from $20,000. The increase in salaries and benefits reflects staff of acquired operations plus the additional management and client support personnel employed to handle the continued growth and expanded operations throughout Envoy and related recruiting and hiring costs. The additional general and administrative expenses were largely due to expanded business development activities by Envoy's existing business divisions as well as new and expanded business development activity by the acquired businesses. Business development activities include new business pitches to potential clients and existing clients or their respective

FORM20K.DOC
                                      21






affiliates, with respect to new products, services, client presentations, advertising and promotion for Envoy, award entry fees and research.
General and administrative expenses decreased as a percentage of net revenue to 17% in fiscal 1999 from 37% in fiscal 1998 largely due to operating synergies derived from the combination of Envoy's existing business with its newly acquired businesses. The additional depreciation was largely due to the depreciation of the costs of Envoy's new office space into which it relocated during fiscal 1998 and depreciation of newly purchased capital equipment. The additional occupancy costs were largely due to such relocation as well as the costs of offices of Hampel Stefanides and Devlin. The additional interest was largely due to the credit facility established by Envoy in October 1998 to fund the closing payments for the acquisition of Hampel Stefanides.

       Earnings before income taxes and goodwill amortization increased from $1.6 million to $5.5 million in fiscal 1999, an increase of 242%.

       Goodwill amortization increased from $104,000 in fiscal 1998 to $610,000 in fiscal 1999. The additional goodwill amortization was largely due to the increased amount of goodwill derived from acquisitions consummated during fiscal 1999 and late fiscal 1998.

       Net earnings. Primarily as a result of the foregoing factors, net earnings increased by 91% to $2.9 million for fiscal 1999 from $1.5 million for fiscal 1998.

B.  Liquidity and capital resources

       Envoy's principal capital requirements have been to fund acquisitions and capital expenditures and for working capital purposes. Envoy has met its liquidity needs in recent years through funds provided from operating activities, equity offerings, and from long-term borrowings as described below. Envoy had a working capital balance of $11.4 million and a cash balance of $7.1 million at September 30, 2000 ($11.5 and $15.3 million, respectively, at September 30, 1999). Net cash provided by operating activities before any increase or decrease in non-cash operating working capital was $6.2 million for the fiscal year ended September 30, 2000 and
5.0 million for the fiscal year ended September 30, 1999.

       Additional consideration of $1.7 million cash and 444,641 common shares was paid in November 2000 in connection with the Hampel Stefanides acquisition based on its results for fiscal 2000. Additional consideration may be payable in respect of the acquisition of Hampel Stefanides through September 30, 2002 depending on the financial performance of Hampel Stefanides over that period (to a maximum of $3.2 million in cash and 725,705 common shares); in respect of the acquisition of Sage through May 31, 2004 depending on the financial performance of Sage over that period (to a maximum of $11.5 million in cash and 1,446,541 common shares.

       On June 5, 2000, Envoy issued 1,533,571 common shares through a public offering for aggregate gross proceeds of $10.7 million (or $7.00 per share). Of the proceeds (after deduction of the agent's fee and expenses of the issue totalling $1.2 million), $6.8 million

FORM20K.DOC
                                      22










was used to finance the cash payment made subsequent to June 30, 2000 on the closing of the Sage acquisition and the remainder for acquisitions and general corporate purposes. See Item 4 "Information on the Company" for a description of such acquisition.


       On May 11, 1999, Envoy issued 3,300,000 special warrants to acquire common shares of Envoy for an aggregate purchase price of $18.2 million.
On August 12, 1999, each outstanding warrant was automatically exercised in accordance with its terms for one Envoy common share for no additional consideration. Of the proceeds (after deduction of agent's fee of $1.9 million and expenses of the issue), $4.5 million was used to repay a credit facility, $7.0 million was used to finance the acquisition of the assets and business of Watt and the remainder was used for general corporate purposes. See Item 4 "Information on the Company" for a description of such acquisition.

       Hampel Stefanides has a letter of credit in the amount of US$250,000 to serve as a security deposit under the HSI Sublease. Such letter of credit is secured by a restricted cash deposit. In addition, Envoy had other restricted cash of $457,000 at September 30, 2000 ($175,000 at September 30,
1999) representing customer deposits. See Note 3 to the audited Financial Statements of Envoy.

       In June 2000, we established a new US$8 million revolving credit facility, and borrowed US$3.1 million under the facility, a portion of which was used to repay a pre-existing credit facility, which had been used, in part to fund the acquisition of Hampel Stefanides. The purpose of this facility was to supplement Envoy's working capital position and assist with acquisitions.

Cash flow from operations as well as the availability of the remaining $4.9 million under existing credit facilities and the net proceeds of any future share offering are expected to provide Envoy with the liquidity to meet its current foreseeable cash needs for at least the next year. Envoy intends to continue to seek suitable businesses to acquire in furtherance of its expansion strategy. Envoy may effectuate additional equity or debt financings to fund any such acquisitions.

C.  Research and development, patents and licenses, etc.

       "Not applicable"

D.  Trend Information

       "Not applicable"

FORM20K.DOC
                                      23


















Item 6.  Directors, Senior Management and Employees

A.  Directors and senior management

       The following table sets forth certain information regarding the directors and senior managers of Envoy as of January 31, 2001. Each director is elected at the annual meeting of shareholders to serve until the next annual meeting or until a successor is elected or appointed.

                                                Positions
Name                                         Held with Envoy

Geoffrey B. Genovese              President, Chief Executive Officer and
                                  Director

John H. Bailey 1, 2               Secretary and Director

David Hull 1, 2                   Director

Hugh Aird 1                       Director

Duncan Shirreff 2                 Director

Donald G. Watt Director

Stephen J. Miller                 Vice President, Corporate Development

J. Joseph Leeder                  Vice President and Chief Financial
                                  Officer

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

       The principal occupations and positions for the past five years and, in certain cases, prior years of the directors and executive officers of Envoy are as follows:

       Geoffrey B. Genovese. Mr. Genovese founded The Incentive Design Company Ltd., a business and marketing communications company, in 1981. Envoy acquired IDC in July 1991. Mr. Genovese has been the President and Chief Executive Officer of Envoy since October 1993 and a Director of Envoy since July 1991.

       John H. Bailey. Mr. Bailey is a barrister and a solicitor who has been in private practice since 1973. Mr. Bailey earned a Bachelor of Commerce and a Bachelor of Laws degree from the University of Toronto and a Master of Laws degree from York University. Mr. Bailey has been a Director of Envoy since April 1994 and Secretary of Envoy since August 1997.

FORM20K.DOC
                                      24














       David Hull. Mr. Hull has been the President of Hull Life Insurance Agencies Inc. since May 1991. Hull Life Insurance Agencies Inc. specializes in estate planning and life and disability insurance. Prior thereto, Mr. Hull served as Executive Vice President of Hull Life Insurance Agencies Ltd. and Thomas I. Hull Insurance Ltd., members of The Hull Group of Companies. Mr. Hull has been a Director of Envoy since January 1995.

       Hugh Aird. Mr. Aird has been Chairman and Chief Executive Officer of DRIA Capital Inc., a financial consulting company, since November 1998. From February 1995 to November 1998, Mr. Aird was the Vice-Chairman and a Director of Merrill Lynch Canada Inc. (formerly Midland Walwyn Capital Inc.). From February 1986 to 1996, Mr. Aird was President and Chief Executive Officer of Trilon Securities Corporation, a securities firm. Mr. Aird has been a Director of Envoy since August 1997. Mr. Aird has been a Director of Invesprint Corporation, a label and packaging material manufacturer listed on the TSE, since March 1996 and of Digital Processing Systems Inc., a designer, manufacturer and marketer of electronic hardware and software listed on the TSE, since May 1996.

       Duncan Shirreff. Mr. Shirreff has been a Vice President & Director of Yorkton Securities Inc., a full service brokerage firm, since October 2000. From September 1998 to October 2000, Mr. Shirreff was a Vice President of Thomson Kernaghan & Co. Ltd., a full service brokerage firm.. From March 1998 to September 1998, Mr. Shirreff was an investment banker with Taurus Capital Markets, Ltd. and an investment banker with C.M. Oliver & Company Limited from January 1994 to March 1998. Prior thereto Mr. Shirreff was a Director of Deacon, Barclays, DeZoet, Wedd, a full service brokerage firm. Mr. Shirreff has been a Director of Envoy since November 1998.

       Donald G. Watt. Mr. Watt became a director of Envoy in June 1999. Mr. Watt founded the predecessor to Watt Design in 1966 and served as its President from its inception until 1992 when it was acquired by Cott Corporation, a supplier of retail branded beverages listed on the TSE and Nasdaq. Mr. Watt served as Watt Design's Chairman from 1992 until the acquisition of substantially all of Watt Design's assets by Envoy. In addition, during the period from 1992 to 1995, Mr. Watt served as the President of Retail Brands Corporation, the marketing arm of Cott Corporation. Mr. Watt has been Chairman of the Watt International since its acquisition by Envoy. Mr. Watt is also a Director of Cott Corporation, The Forzani Group Limited, a retailer of sporting goods company listed on the TSE and Montreal Stock Exchange, Indigo Books & Music Inc., a retailer of books and music, GTR Group Inc., a supplier of republished and previously played video games listed on the TSE, Aastra Technologies Limited, a manufacturer of telecommunications equipment listed on the TSE and Alberta Stock Exchange, and Partyco Holdings Ltd., a retailer of party supplies listed on the Alberta Stock Exchange. See "Item 5 - Nature of Trading Market" for discussion of a strategic alliance agreement between the Watt International and a company of which Mr. Watt is the principal.

       Stephen J. Miller. Mr. Miller joined Envoy as Vice President, Corporate Development in October 2000. Prior to joining Envoy, Mr. Miller was the Vice President, Sales and Marketing of the Canadian operations of Dunlop Maxfli Sports from 1998 to 2000. From 1997 to 1998, Mr. Miller was the Vice President, Sales and Marketing of Mary Kay Cosmetics and prior thereto the Regional Sales Director of Johnson & Johnson, from 1991 to 1996.

FORM20K.DOC
                                      25




       J. Joseph Leeder. Mr. Leeder joined Envoy in November 1998 as Vice President and Chief Financial Officer. Prior to joining Envoy, Mr. Leeder was a partner of KPMG LLP in Canada, an accounting firm, and an executive vice president of KPMG Corporate Finance Inc., a subsidiary of KPMG LLP.

       The Ontario Business Corporations Act requires that a majority of Envoy's directors be Canadian residents. There are no arrangements or understandings between any director or executive officer of Envoy pursuant to which he was selected as such.

B. Compensation

       The following table sets forth in Canadian dollars all compensation for the fiscal year ended September 30, 2000 paid to the President and Chief Executive Officer of Envoy and the four other most highly compensated officers who served as executive officers of the Company (the "Named Executive Officers):
                                                                      All Other
                                                                       Compen-
              Annual Compensation            Long Term Compensation    sation
                                            Awards           Payouts    ($)

                                                    Restricted
Name and                      Other     Securities  Shares or
Principal                     Annual    Under       Restricted  LTIP
Position      Salary   Bonus  Compen-   Option/SARs Share      Payouts
                ($)     ($)   sation($) Granted (#) Units ($)   ($)
Geoffrey B.
Genovese,
President and
Chief Executive
Officer       300,000   --    175,000 1 150,000        --        --     --

Chris Stavenjord
President and
Creative Director,
The Communique
Group Inc.2   215,000   --      --        --           --        --     --

Brian Goodall
President,
Hampel Stefanides,
Inc.3         195,800   --      --        --           --        --     --

Edwin B.
Matthews,
Vice
President,
Integration 4 225,000   --      --        --           --        --     --

J. Jospeh Leeder,
Vice President,
and Chief
Financial
Officer       195,800   40,000  --       50,000        --        --     --

1     The amount was paid to a corporation related to Mr. Genovese and includes $75,000 as an annual management fee and the balance as a fee for successful completion of acquisitions by the Corporation.
2     Mr. Stavenjord ceased to be employed by The Communique Group Inc. as of October, 2000.
3     Mr. Goodall's compensation is stated and paid in US dollars.
4     Mr. Matthews ceased to be employed by the Company as of October, 2000.

FORM20K.DOC
                                      26

The following table sets forth options granted under the Stock Option Plan to the Named Executive Officers of the Company in the most recently completed fiscal year:
               Stock Options Granted During 2000 Fiscal Year
                                                         Market
                                                        Value of
                   Percentage                           Shares
          Shares    of Total                           Underlying
           Under    Options                            Options on
          Options  Granted to                 Exercise   Date of
          Granted  Employees 1                  Price     Grant
Name        (#)       (%)       Date of Grant ($/Share) ($/Share) Expiry Date

Geoffrey
B.
Genovese  150,000 1   19%         March 31,      7.40    7.40    March 30, 2005,
                                2000 August 11,
                                    1999
Christopher
Stavenjord   --       --             --           --      --           --
Brian
Goodall      --       --             --           --      --           --
Edwin
Matthews     --       --             --           --      --           --
J. Joseph
Leeder     50,000 2    6%      March 31, 2000    7.40    7.40    March 30, 2005

1      These options vest immediately.
2 These options vest at the rate of 1/3 on each of the first three anniversaries of the date of grant.
The following table sets forth options exercised under the Stock Option Plan to the Named Executive Officers of the Company in the most recently completed fiscal year and the value of unexercised options held by them as at the most recent fiscal year:
               Stock Options Exercised During 2000 Fiscal Year

                                                               Value of
                                             Unexercised      Unexercised
                                               Options         In-the
                                               at FY-        Money Options
              Number of       Aggregate        End (#)       at FY-End ($)
           Shares Acquired      Value        Exercisable/    Exercisable/
Name         on Exercise    Realized ($)    Unexercisable   Unexercisable 1
Geoffrey B.
Genovese          Nil           Nil          450,000/nil     1,213,500/nil
Christopher
Stavenjord        Nil           Nil        100,000/100,000  453,000/453,000
Brian Goodall     Nil           Nil         25,000/75,000   103,750/311,250
Edwin Matthews    Nil           Nil        100,000/50,000   440,000/220,000
Joseph Leeder     Nil           Nil         66,666/183,334  199,997/437,502

1 The closing stock price of the Common Shares of the Company on the Toronto Stock Exchange on September 29, 2000 was $8.15.

       Envoy does not provide any pension, retirement plan or other remuneration for its directors or executive officers that constitutes an expense to Envoy, nor are there any plans or other arrangements in respect of compensation received or that may be received by executive officers in Envoy's most recently completed or current financial year to compensate such officers in the event of the termination of employment or a change in control of Envoy.

FORM20K.DOC
                                      27




       Certain directors, who are not employees of the Company, are compensated for their services as directors through a combination of retainer fees and meeting attendance fees. Each of Messrs. Aird, Shirreff and Hull receive a fee of $500 for each Board and Committee meeting attended. In addition, each of Messrs Aird and Shirreff received an annual retainer of $10,000 in recognition of his additional duties as Chair of a Committee. No compensation was paid to the other directors for their services as directors.

Employment Contracts and Termination Agreements

       Envoy, has entered into employment contracts with certain of the executive officers of Envoy.

       The employment agreement with Geoffrey B. Genovese provides for Mr. Genovese to serve as Envoy's President and Chief Executive Officer at an annual base salary of $375,000 Cdn., subject to discretionary annual increases by the Board of Directors, plus performance bonuses up to a maximum bonus of $325,000 Cdn.. This agreement does not have a fixed term but provides for a severance payment equivalent to his base salary for a period of 24 months if Mr. Genovese's employment is terminated by Envoy other than for cause.

       The employment agreement with Edwin B. Matthews provides for Mr. Matthews to serve as Envoy's Vice President, Integration at an annual base salary of $225,000 Cdn., subject to discretionary annual increases by the Board of Directors. This agreement does not have a fixed term but provides for a severance payment equivalent to his base salary for a period equal to the great of (a) 15 months and (b) one month for each year of employment, if Mr. Matthew's employment is terminated by Envoy other than for cause. Mr. Matthews ceased to be employed by the Company as of October, 2000.

       The employment agreement with Joseph J. Leeder provides for Mr. Leeder to serve as Envoy's Vice President and Chief Financial Officer, at an annual salary base of $200,000 Cdn. subject to annual review by the President and Chief Executive Officer of Envoy plus performance bonuses up to a maximum bonus of $75,000 Cdn., subject to discretionary annual increases by the Board of Directors. This employment arrangement does not have a fixed term but provides for a severance payment equivalent to (a) three months of his base salary for each full year of employment, to a maximum of six months, or notice, or (b) 12 months of his base salary, or notice, if there is a change in control of Envoy, as defined in the agreement.

       The employment agreement with Brian Goodall provides for Mr. Goodall to serve as Hampel's President at an annual base salary of US$350,000. This agreement has a fixed term of 4 years ending on September 30, 2002.

       The employment agreement with Stephen Miller provides for Mr. Miller to serve as Envoy's Vice President, Corporate Development, at an annual salary base of $170,000 Cdn., together with a discretionary bonus and a severance payment equivalent to this base salary for a period of two months, if his employment agreement terminated by Envoy during the next eight months of employment, and six months, if his employment is terminated by the Company after one year of employment.

FORM20K.DOC
                                      28








Compensation of Directors

       There are no standard or other arrangements under which directors of Envoy who are also officers of Envoy or otherwise have a business relationship with Envoy were compensated by Envoy during the most recently completed fiscal year for acting in their capacity as directors. Outside directors, who have no business relationship with Envoy other than service as a director, are entitled to receive an annual retainer for service as a director and fees for attendance at meetings of the Board of Directors and committees thereof. Except as set forth below, there are no arrangements under which directors of Envoy were compensated by Envoy during the most recently completed fiscal year for services rendered as consultants or experts. In the fiscal year ended September 30, 2000, Envoy paid approximately $165,000 Cdn. to John H. Bailey, Barrister & Solicitor, for legal services provided to Envoy

Directors' and Officers' Liability Insurance

       Envoy maintains liability insurance with total annual coverage of $10,000,000 Cdn. per incident for all its directors and officers in their capacities as such.

C. Board Practices

                              CORPORATE GOVERNANCE

The following describes the Corporation's corporate governance practices.

Mandate of the Board

The Board of Directors (the "Board") holds meetings whenever appropriate to oversee the conduct of the Corporation's business and monitor and evaluate the day-to-day management of the Corporation. With respect to risk management activities, the Board is presented, at each meeting, reports on operations, financial status, material contracts and litigation.

In addition to the Board's statutory responsibilities under the Business Corporations Act of Ontario, the Board's "stewardship" responsibilities include the following: (a) assessing the principal risks arising from or incidental to the business activities of the Corporation; (b) appointing all senior executives of the Corporation and, through the Compensation Committee of the Board, developing and implementing the executive compensation policies and reviewing the performance of senior executives with reference to the Corporation's policies, stated budget and other objectives; (c) overseeing the Corporation's policies regarding public communications, investor relations and shareholder communications; and
(d) monitoring and assessing, through the Audit Committee of the Board, the scope, implementation and integrity of the Corporation's internal information, audit and control systems.

The Corporation has delegated the responsibility for monitoring the effectiveness of the Corporation's international information systems to the Audit Committee of the Board. The Audit Committee is also responsible for reviewing and appraising the soundness, adequacy and application of financial and other operating controls, determining the extent of compliance with

FORM20K.DOC
                                     29






established policies, plans and procedures and ascertaining the reliability and timeliness of management data developed within the organization.

Composition of the Board

The articles of the Corporation provide that there shall be a Board of not less than 3 or more than 10 directors. There are currently six directors of the Corporation, two of whom are "inside" or "related" directors and four of whom are "outside" and "unrelated" directors (as such terms are defined in the TSE Report). The Board intends to periodically examine its size and constitution to ensure responsible corporate governance and effective corporate management.

Governing Committees

The directors have established the Audit Committee and the Compensation Committee to focus resources and expertise in certain areas of the Board's mandate.

The Board has delegated to the Audit Committee of the Board responsibility for ensuring management has designed and implemented an effective management system and for reviewing internal information, audit, control and management systems. The Audit Committee is comprised of three directors, all of whom are "outside" directors. The Audit Committee is responsible for reviewing the Corporation's annual consolidated financial statements and reporting to the Board in connection therewith. The Audit Committee is also responsible for monitoring the Corporation's internal controls and information gathering systems and dealing with the Corporation's external auditors. On February 22, 2000, the Audit Committee adopted a formal written audit committee charter which specifies the auditor's accountability to the Board and the authority and responsibilities of the Audit Committee. The Compensation Committee is comprised of three directors, all of whom are "outside" irectors. The Compensation Committee reviews, administers and monitors the Corporation's executive compensation plans, policies and programs, including the compensation of all executive officers and, if requested by the President, reviews the compensation of any other officer or senior employee.

The Board has not, as yet, established a Corporate Governance Committee as recommended in the TSE Report and believes that the matters ordinarily considered by such a committee are effectively administered by the Board's "outside" and "unrelated" directors. Although, at present, the Board has determined this to be the most practical approach to responsible corporate governance, the Board will continue to evaluate this determination as circumstances dictate.

Expectations of the Board

The Board expects management of the Corporation to report to the Board in a comprehensive, accurate and timely fashion on the business and affairs of the Corporation generally and on specific matters that it considers to have material consequences for the Corporation and its shareholders. Management is expected to continually develop and review the Corporation's strategic plan to make the decisions necessary to give effect to the plan; to adhere to the

FORM20K.DOC
                                    30








Corporations' operational policies; and to monitor the Corporation's financial performance in comparison to the annual budget, with the ultimate goal of enhancing shareholder value.

D. Employees

       As of January 31, 2001, Envoy had 354 full time employees based in Toronto, Canada, 54 based in the United States, and 151 based in the United Kingdom and Continental Europe. Of this total, 115 employees were engaged in advertising/marketing, 344 in design, and 100 in technology. As of January 31, 2000, Envoy had 250 full time employees based in Toronto, Canada, and 56 based in the United States. Of this total 143 employees were engaged in advertising/marketing, 149 in design, and 14 in technology. As of January 31, 1999, Envoy had 131 full time employees based in Toronto, Canada, and 52 based in the United States. Of this total 145 employees were engaged in advertising/marketing 21 in design, and 17 in technology.

E. Share Ownership

       As of January 31, 2001, the options and other rights to purchase common shares of Envoy consisted of options to purchase 2,490,500 common shares and other contingent rights to purchase up to 3,267,136 common shares, all as described below.

Options

       Stock Option Plan. Envoy has established a stock option plan (the "Stock Option Plan"), pursuant to which options to purchase common shares and stock appreciation rights ("SARs") may be granted to directors, officers, employees or certain consultants to Envoy, as determined by the Board of Directors, at a price to be fixed by the directors, subject to limitations imposed by the TSE or any other Canadian stock exchange on which the common shares may become listed for trading and any other regulatory authority having jurisdiction in such matters. The common shares subject to each option shall become purchasable at such time or times as may be determined by the directors. SARs may only be granted in conjunction with an option and, when exercised, entitle the holder to receive an amount equal in value to the excess of the market value on the date of exercise of the common shares over the option price of the related option. The excess amount is payable in common shares having a market value equal to such excess.
Options are non-assignable and non-transferable by the option-holder and may only be exercised during the option-holder's lifetime by the option-holder. SARs are non-transferable and terminate when the related option terminates.

       The maximum number of common shares reserved for issuance upon exercise of options under the Stock Option Plan is 3,000,000. As at January 31, 2001, options to purchase 2,490,500 common shares and no SARs are outstanding under the Stock Option Plan. The aggregate number of common shares issued to any one Insider (as such term is defined in the Stock Option Plan) and to all Insiders as a group under the Stock Option Plan and any other share compensation arrangement within a one year period may not exceed 5% and 10%, respectively, of the issued and outstanding common shares immediately prior to the issuance in question. No optionee may hold options to purchase more than 5% of the outstanding common shares of Envoy. The option price per share shall not be less than the closing price of the

FORM20K.DOC
                                       31






common shares of Envoy on the TSE on the last trading day prior to the option grant. Envoy is required to enter into a written agreement with each option-holder under the Stock Option Plan, which agreement shall set out the option price and terms and conditions upon which such option may be exercised, in accordance with the provisions of the Stock Option Plan.

FORM20K.DOC
                                       32





       The following table describes the options to acquire common shares that are outstanding pursuant to the Stock Option Plan or otherwise as of January 31, 2001 (utilizing Canadian dollars):

Class of Optionee     Number of Common     Exercise Price Date of Expiry
                      Shares Under Options
                      Granted

Geoffrey B. Genovese  200,000              $3.62          December 16, 2002
Geoffrey B. Genovese  100,000              $6.20          August 10, 2004
Geoffrey B. Genovese  150,000              $7.40          March 30, 2005
Chris Stavenjord      200,000              $3.62          December 16, 2002
Brian Goodall         100,000              $4.00          November 10, 2003
J.Joseph Leeder       100,000              $4.10          December 16, 2003
J.Joseph Leeder       100,000              $6.20          August 10, 2004
J.Joseph Leeder        50,000              $7.40          March 30, 2005
Other                  20,000              $4.10          July 22, 2003
                      325,000              $4.00          November 10, 2003
                       70,000              $3.90          March 7, 2004
                       60,000              $4.70          April 22, 2004
                       12,500              $7.50          May 10, 2004
                      169,000              $6.20          August 10, 2004
                       82,000              $7.70          November 24, 2004
                       20,000              $7.50          December 9, 2004
                      165,000              $7.40          March 30, 2005
                      222,000              $7.40          April 11, 2005
                      320,000              $8.15          October 1, 2005
                       25,000              $6.20          January 23, 2006

Total               2,490,500

       The following table sets forth shares owned by the President and Chief Executive Officer of Envoy and the four other most highly compensated officers who served as executive officers of the Corporation as of January 31, 2001 (the "Named Executive Officers"):

      Identity of Person         Amount Owned       Percent of Class

Geoffrey B. Genovese              1,557,658                7.3%

J.Joseph Leeder                      Nil                   Nil

Brian Goodall                       209,390                0.9%


FORM20K.DOC
                                      33




Other Rights

       Pursuant to the acquisition agreements in connection with Envoy's acquisition of Hampel Stefanides, certain executive officers of Hampel Stefanides have the right to receive up to an additional 725,705 common shares in the aggregate through September 30, 2002 depending upon the financial performance of Hampel Stefanides for the fiscal years included therein.

       Pursuant to the acquisition agreement in connection with Envoy's acquisition of Devlin, the principal executive officer of Devlin has the right to receive up to an additional 1,094,890 common shares through September 2002 dependent upon satisfaction of predetermined performance targets of Devlin.

       Pursuant to the acquisition agreement in connection with Envoy's acquisition of Sage, certain executive officers of Sage have the right to receive up to an additional 1,446,541 common shares in the aggregate through May 31, 2004 depending upon the financial performance of Sage for the fiscal years included therein.

Item 7.  Major Shareholders and Related Party Transactions

       Ownership of Envoy's securities are recorded on the books of its transfer agent in registered form, however the majority of such shares are registered in the name of intermediaries such as brokerage firms and clearing houses on behalf of their respective clients and in general Envoy does not have knowledge of the beneficial owners thereof, except for the beneficial ownership by officers and directors of Envoy. Envoy is not directly or indirectly owned or controlled by another corporation or entity or by any foreign government. Envoy is not a party to any arrangement, and does not know of any other arrangements, the operation of which may at a subsequent date result in a change in control of Envoy.

       As of January 31, 2001, Envoy had an authorized share capital of 50,000,000 common shares without par value, of which 21,219,950 shares were issued and outstanding.

       The following table sets forth certain information regarding the ownership of outstanding common shares of Envoy as of January 31, 2001 with respect to each person known by Envoy to be the owner either of record or beneficially of more than 5% of the issued and outstanding common shares of Envoy. As used in this table, "beneficial ownership" refers to the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date of this Form 20-F through the exercise of any option, warrant or right. Common shares subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person.

FORM20K.DOC
                                      34














Identity of Person or Group   Amount Owned    Percent of Class

CDS & Co 1.................     16,255,992          76.6%
NCI Account
P.O. Box 1038 Station A
25 The Esplanade
Toronto, Ontario M5W 1G5

Cede & Co.1................    2,774,683            13.1%
P.O. Box 20
Bowling Green Station
New York, NY 10274
USA

Geoffrey B. Genevose           1,539,158             7.3%

1 CDS & Co. and Cede & Co., respectively, are the record holders of these shares and in general the ultimate beneficial owners of these shares are not known to Envoy.

2      Includes common shares held by family members.

       See also Item 6.E. "Share Ownership" for information regarding outstanding options to purchase 2,490,500 common shares and certain other rights to purchase up to 3,267,136 common shares of Envoy.

       Under the applicable Canadian provincial securities laws, insiders (generally officers and directors of the Registrant and its subsidiaries) are required to file individual insider reports of changes in their ownership in the Registrant's securities within 10 days following any trade in Envoy's securities. Copies of such reports are available for public inspection at the offices of the British Columbia Securities Commission, Suite 1100, 865 Hornby Street Vancouver, British Columbia V6Z 21-14 (telephone 604/660-4800), at the offices of the Alberta Securities Commission, 410-300 5 th Avenue, S.W., Calgary, Alberta T2P 3C4 (telephone 403/297-6454), at the offices of the Quebec Securities Commission, Stock Tower Exchange, 800 Victoria Square, Montreal, Quebec M42 1G3 (telephone 514/940-2150) and at the offices of the Ontario Securities Commission, 20 Queen Street West, 18 th Floor, Toronto, Ontario M5H 358 (telephone 416/597-0681).

Item 8. Financial Information

       See Item 17. & Item 18 "Financial Statements".

Item 9. The Offer and Listing

FORM20K.DOC
                                       35















A.     Offer and listing details

       Envoy's common shares are listed for trading on the Toronto Stock Exchange (the "TSE") under the symbol "ECG" and on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "ECGI". The common shares began trading on Nasdaq on June 6, 2000 and on the TSE on September 3, 1997. From March 1984 until September 2, 1997 Envoy's shares traded on the Vancouver Stock Exchange.

       The following table sets forth the reported high and low sale prices in Canadian dollars for the common shares on the TSE for the fiscal, quarterly and monthly periods indicated.

                                   High     Low
Fiscal 1998                        4.68     3.35

Fiscal 1999
First Quarter                      4.50     3.85
Second Quarter                     4.35     3.40
Third Quarter                      8.70     4.10
Fourth Quarter                     9.20     5.65

Fiscal 2000
First Quarter
Second Quarter                    10.30     6.70
Third Quarter                     10.35     6.00
Fourth Quarter                     8.70     6.90

For the month ending
January 31, 2001                   5.40     3.27
December 30, 2000                  5.75     3.01
November 30, 2000                  8.65     5.20
October 31, 2000                   8.75     6.80
September 29, 2000                 8.70     6.90
August 31, 2000                    8.65     7.50

FORM20K.DOC
                                         36




























       The following table sets forth the reported high and low sale prices in the US dollars and total volume of trading for the common shares as reported on Nasdaq for the quarterly periods indicated.

                                    High     Low
Fiscal 2000

Second Quarter                     10.50     5.50
Third Quarter                       6.00     4.56
Fourth Quarter                      5.81     4.34

For the month ending

January 31, 2001                    3.56     2.25
December 30, 2000                   3.75     1.87
November 30, 2000                   5.87     3.37
October 31, 2000                    5.81     4.34
September 29, 2000                  6.00     4.56
August 31, 2000                     5.90     5.03

       On January 31, 2001, the closing price of the common shares as reported on the TSE was $5.35 Cdn., and on Nasdaq was US$3.50. As of January 31, 2001, there were 21,219,950 outstanding common shares of Envoy of which 61 were held of record by Non-U.S. residents and 114 of which were held of record by U.S. residents. The foregoing information regarding the number and the country of residence of Envoy's shareholders does not reflect those shareholders whose shares are being held of record by brokerage clearing houses and in general the ultimate beneficial owners of these shares are not known to Envoy.

       Effective as of May 1, 1999, Envoy purchased the shares in the capital of Watt International in exchange for cash and 100,000 common shares of Envoy. The 100,000 shares of Envoy are being held in escrow and will be released in part to the beneficial owner from time to time until June 17, 2002. The periodic release of the escrowed shares is conditioned on the performance of a 3-year strategic alliance agreement between Watt International and Deuteronomy Inc., a Toronto-based provider of retail and manufacturing consulting services, the principal of which is Donald G. Watt, a Director of Envoy. The purpose of the escrow arrangement is to restrict transferability of the shares pending the period of the agreement. The 100,000 escrow shares are reflected as issued and outstanding share capital of Envoy from and after the closing of the Watt International acquisition.

See Item 6.E. with respect to "Share Ownership" for information regarding outstanding options to purchase 2,490,500 common shares and certain other rights to purchase up to 3,267,136 common shares of Envoy.

FORM20K.DOC
                                     37

















B.     Plan of distribution

       "Not applicable"

C.     Markets

       See above section A. "Offer and listing details".

D.     Selling Shareholders

       "Not applicable"

E.     Dilution

       "Not applicable"

F.     Expenses of the issue

       "Not applicable"

Item 10. Additional Information

A.     Share Capital

       "Not applicable"

B.     Memorandum and articles of association

       Envoy's memorandum and articles of association were previously filed with the registration statement dated April 20, 2000.

C.     Material Contracts

       "Not applicable"

D.     Exchange Controls and Other Limitations Affecting Security Holders

       There is no governmental law, decree or regulation in Canada that restricts the export or import of capital, or that affects the remittance of dividends, interest or other payments to a non-resident holder of common shares of Envoy, other than withholding tax requirement. See Item 10.E. "Taxation."

       There is no limitation imposed by the laws of Canada, the laws of Ontario or British Columbia or by the charter or other constituent documents of Envoy on the right of a non-resident to hold or vote common shares of Envoy, other than as provided in the Investment Canada Act (Canada) (the "Investment Act"). The following discussion summarizes the material provisions of the Investment Act which relate to the acquisition by a non-resident of common

FORM20K.DOC
                                    38













shares of Envoy. This summary is not a substitute for independent advice from an investor's own advisor, and it does not take into account any future statutory or regulatory amendments.

       The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian"), unless after review the minister responsible for the Investment Act (the "Minister") is satisfied that the investment is likely to be of net benefit to Canada.
An investment in common shares of Envoy by a non-Canadian other than an "NAFTA Investor" (as that term is defined in the Investment Act and which term generally means American and Mexican nationals ("NAFTA" refers to the North American Free Trade Agreement of 1993)) at any time Envoy is not controlled by a NAFTA Investor, is reviewable under the Investment Act if the investment is to acquire control of Envoy and the value of the assets of Envoy is $5,000,000 Cdn. or more, or if an order for review is made by the Federal Cabinet on the grounds that the investment relates to Canada's cultural heritage or national identity. An investment in common shares of Envoy by a NAFTA Investor, or by a non-Canadian at any time Envoy is controlled by a NAFTA Investor, is reviewable under the Investment Act if the investment is to acquire control of Envoy and the value of the assets of Envoy is not less than Cdn. $150,000,000 Cdn. in terms of "constant 1991 dollars", which for 2000 is $240,000,000 Cdn. A non-Canadian would acquire control of Envoy for the purposes of the Investment Act if such investor acquired amajority of the common shares of Envoy unless it could be established that, on the acquisition, Envoy was not controlled in fact by the acquiror through the ownership of common shares.

       Certain transactions relating to common shares of Envoy would be exempt from the Investment Act including:

     (a) an acquisition of common shares of Envoy by a person in the ordinary course of that person's business as a trader or dealer in securities,

     (b) an acquisition of control of Envoy in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provision of the Investment Act,

     (c) an acquisition of control of Envoy by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of Envoy through the ownership of common shares, remained unchanged,

     (d) an acquisition of voting interests by any person in the ordinary course of a business carried on by that person that consists of providing, in Canada, venture capital on terms and conditions not inconsistent with such terms and conditions as may be fixed by the Minister, and

     (e) an acquisition of control of a Canadian business for the purpose of facilitating its financing and not for any purpose related to the provisions of the Investment Act on the condition that the acquirer divest itself of control within two years after it is acquired or within such longer period as is approved by the Minister.

FORM20K.DOC
                                       39





E.     Taxation

       The following discussion is intended to be a general description of the Canadian federal income tax considerations material to the ownership of common shares to specified persons and entities and is not intended to be, nor should it be construed to be, legal or tax advice, and no opinion or representation with respect to the income tax consequences is made. It does not take into account any particular party's individual circumstances and does not address consequences peculiar to any party subject to special provisions of Canadian income tax law. Therefore, individuals should consult their own tax advisors with respect to the tax consequences of an investment in the common shares.

       The following summary is based upon the current provisions of the Income Tax Act (Canada) (the "ITA") and the regulations thereunder, all proposed amendments to the ITA and the regulations thereunder publicly announced by the Department of Finance, Canada prior to the date hereof, the current published administrative and assessing practices of Revenue Canada, the Canada-United States Income Tax Convention (1980) (the "Convention") and amendments thereto. Except for the foregoing, this summary does not take into account or anticipate changes in the law or the administrative or assessing practices of Revenue Canada whether by legislative, governmental or judicial action and does not take into account or anticipate provincial, territorial or foreign tax considerations.

       The summary relates to the principal Canadian income tax considerations under the ITA and the regulations thereunder generally applicable to purchasers of common shares who: (i) for purposes of the ITA, are not, have not been and will not be or be deemed to be resident in Canada at any time while they held or hold common shares, deal at arm's length with Envoy, will hold their common shares as capital property, do not use or hold, and will not and will not be deemed to use or hold their common shares in, or in the course of carrying on a business in Canada, and are not "financial institutions" for the purposes of the mark-to-market rules, and (ii) for purposes of the Convention, are residents of the U.S. and not residents of Canada and will not hold their common shares as part of the business property of, or so that their common shares are effectively connected with, a permanent establishment or in connection with a fixed base in Canada
(a "U.S. Holder").

Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Holder will generally be subject to Canadian non-resident withholding tax. Such withholding tax is levied at a rate of 25%, which may be reduced pursuant to the terms of the Convention. Under the Convention, the rate of Canadian non-resident withholding tax on the gross amount of dividends beneficially owned by a U.S. Holder is 15%. However, where such beneficial owner is a company which owns at least 10% of the voting stock of Envoy, the rate of such withholding is 5%.

F.     Dividend and paying agents

       "Not applicable"

FORM20K.DOC
                                     40









G.     Statement by experts

       "Not applicable"

H.     Documents on Display

Item 11.  Quantitative and Qualitative Disclosures About Market Risk

       A U.S. Holder will not be subject to tax under the ITA in respect of any disposition of common shares unless at the time of such disposition such common shares constitute "taxable Canadian property" of the holder for purposes of the ITA. If the common shares are listed on a prescribed stock exchange, such as the TSE on which Envoy's shares are listed, for the purposes of the ITA at the time they are disposed of, they will generally not constitute "taxable Canadian property" of the U.S. Holder at the time of a disposition of such shares unless at any time during the five year period immediately preceding the disposition of the common shares, 25% or more of the issued shares of any class or series of Envoy, or an interest therein or an option in respect thereof, was owned by the U.S. Holder, by persons with whom the U.S. Holder did not deal at arm's length or by the U.S. Holder and persons with whom the U.S. Holder did not deal at arm's length. The common shares may also be taxable Canadian property in certain other circumstances. Under the Convention, gains derived by a U.S. Holder from the disposition of common shares that constitute "taxable Canadian property" will generally not be taxable in Canada unless the value of the common shares is derived principally from real property situated in Canada.

     1 Except as described below, Envoy does not have any material position or exposure with respect to any market risk sensitive instruments (as defined in Item 11 in Form 20-F).

Interest Rates

       Envoy's debt under its lending facility is described in Note 8 to the Notes to Consolidated Financial Statements of Envoy. The interest on the facility is subject to market fluctuation. However, management believes that its level of debt relative to its assets and shareholders' equity is modest and, consequently, Envoy is not subject to any significant interest rate risk.

     1 The financial statements of Envoy are prepared in accordance with Canadian Generally Accepted Accounting Principles ("Canadian GAAP"), which differs in certain significant respects from U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Reconciliation to U.S. GAAP is set forth in Note 17 to the Notes to the audited Financial Statements. Envoy's results of operations under U.S. GAAP for the years ended September 30, 2000, 1999 and 1998 are as disclosed in Note 17 to the Notes to the audited Financial Statements.

FORM20K.DOC
                                    41















Foreign Exchange Rates

       Envoy's U.S. and U.K. subsidiaries have historically been self-sustaining operations. Consequently, the cash flow from its U.S. and U.K. subsidiaries is naturally hedged against its U.S. and U.K. liabilities including future earn-out payments. Watt International also earns a significant portion of its revenue in U.S. dollars. Envoy entered into foreign currency contracts to manage its exposure to this foreign currency risk. As at September 30, 2000, Envoy had outstanding foreign currency contracts to sell US$3,135,000 in exchange for Canadian dollars over a period of twelve months at a weighted average exchange rate of $1.46 Cdn.

Credit risk

       Envoy manages its credit risk with respect to accounts receivable by dealing with primarily large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. Management believes that Envoy is not subject to significant concentration of credit risk since no customer represented more than 10% of accounts receivable as at September 30, 2000 (one customer represented 15.4% of accounts receivable as at September 30, 1999).

B.     Interest of management in certain transactions

       Except as disclosed above, no director or executive officer, and no relative or spouse of the foregoing persons (or relative of such spouse) who has the same house as such person or is an executive officer or director of any parent or subsidiary of Envoy, has, or during the last fiscal year of Envoy had, any material interest, direct or indirect, in any transactions, or in any proposed transaction, which in either such case has materially affected or will materially affect Envoy. During the last fiscal year of Envoy, no director, executive officer or associate of any such person has been indebted to Envoy.

FORM20K.DOC
                                      42





























                                     PART II

Item 13. Defaults, Dividend Arrearages and Deliquencies

A. There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of Envoy or any of its significant subsidiaries.

B. There is no preferred stock of Envoy or any of its significant subsidiaries and accordingly there has been no material arrearage in the payment of dividends or any other material delinquency not cured within 30 days, with respect to any class of preferred stock of Envoy or any of its significant subsidiaries.

Item 14. Material Modifications to the Rights of Security Holders and Use of Proceeds

A. There have been no material modifications in the constituent instruments defining any class of registered securities of Envoy.

B. There has been no material limitation or qualification of the rights evidenced by any class of registered securities of Envoy by the issuance or modification of any other class of securities of Envoy.

C. There has been no material withdrawal or substitution of assets securing any class of registered securities of Envoy.

D.       Not applicable.

E.       Not applicable.


FORM20K.DOC
                                      II-4-1































                                     PART III

Item 17. Financial Statements

       Envoy has elected to provide financial statements pursuant to
       Item 18.

Item 18. Financial Statements

     (a)     Envoy Communications Group Inc.                            F-1

        (i)  Auditors' Report on the financial statements for the year
             ended September 30, 2000                                   F-2
       (ii) Auditors' Report on the financial statements for the years ended September 30, 1999 and 1998. Previously filed with the Securities and Exchange Commission on May 15, 2000
      (iii)  Consolidated Balance Sheets as at September 30, 1999 and
             2000                                                       F-3
       (iv)  Consolidated Statements of Operations for the years ended
             September 30, 1998, 1999 and 2000                          F-4
        (v)  Consolidated Statements of Retained Earnings for the years
             ended September 30, 1998, 1999 and 2000                    F-5
       (vi)  Consolidated Statements of Cash Flows for the years ended
             September 30, 1998, 1999 and 2000                          F-6
      (vii)  Summary of Significant Accounting Policies                 F-7
     (viii)  Notes to Consolidated Financial Statements                 F-11

Item 19. Financial Statements and Exhibits

     (1)     Envoy Communications Group Inc.

        (i) Auditors' Report on the financial statements for the year ended September 30, 2000
       (ii) Auditors' Report on the financial statements for the years ended September 30, 1999 and 1998
      (iii)  Consolidated Balance Sheets as at September 30, 1999 and 2000
       (iv) Consolidated Statements of Operations for the years ended September 30, 1998, 1999 and 2000
        (v) Consolidated Statements of Retained Earnings for the years ended September 30, 1998, 1999 and 2000
       (vi) Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1999 and 2000
      (vii)  Summary of Significant Accounting Policies
     (viii)  Notes to Consolidated Financial Statements

FORM20F.DOC
                                    IV-1



















     (b)     Exhibit 1     By-Law No. 1 of Envoy (as amended on May 2, 2000)
             & Articles of Incorporation. Previously filed on May 15, 2000 with the annual report.

             Exhibit 2     Not Applicable.

             Exhibit 3     Not Applicable.

             Exhibit 4     Not Applicable.

             Exhibit 5     Not Applicable

             Exhibit 6     Not Applicable

             Exhibit 7     Not Applicable

Exhibit 8

Subsidiaries

       Envoy has operations in the United States, the United Kingdom, Continental Europe and Canada. Significant subsidiaries are as follows:

Company                       % of ownership   Jurisdiction of incorporation

Communique Incentives Inc.          100           Ontario
The Communique Group Inc.           100           Ontario
Promanad Communications Group Inc.  100           Ontario
Hampel Stefanides, Inc.             100           Delaware
Devlin Multimedia Inc.              100           Ontario
Watt International Inc.             100           Ontario
Sage Information Consultants Inc.   100           Ontario
Gilchrist Brothers Limited          100           United Kingdom
The International Design Group
 (Canada) Inc.                      100           Ontario

          Exhibit 9     Not Applicable

          Exhibit 10    Not Applicable

FORM20K.DOC
                                     IV-2
























                   Consolidated Financial Statements
                    (In Canadian dollars)

                    ENVOY COMMUNICATIONS
                    GROUP INC.

                    Years ended September 30, 2000, 1999 and 1998






AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Envoy Communications Group Inc. as at September 30, 2000 and 1999 and the consolidated statements of operations, retained earnings and cash flows for each of the years in the two year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended September 30, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended September 30, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2000 in accordance with Canadian generally accepted accounting principles.

Accounting principles generally accepted in Canada vary in certain significant respects from accounting principles generally accepted in the United States. A description of significant differences, as applicable to the Company, is included in note 17 to the consolidated financial statements.

The consolidated financial statements as at September 30, 1998 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated December 4, 1998.

Chartered Accountants
Toronto, Canada
November 24, 2000

ENVOY COMMUNICATIONS GROUP INC.
Consolidated Balance Sheets
(In Canadian dollars)

September 30, 2000 and 1999
                                                  2000             1999
Assets

Current assets:
   Cash                                       $ 7,105,418       $ 15,300,454
   Accounts receivable (note 3)                34,234,974         27,910,032
   Prepaid expenses                             1,732,212          1,310,608
                                               43,072,604         44,521,094

Restricted cash (note 4)                          832,337            545,982
Capital assets (note 6)                        10,448,625          7,869,486
Goodwill and other assets (note 7)             46,987,707         22,186,265
Deferred income taxes                             966,715            625,587
                                            $ 102,307,988       $ 75,748,414

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities  $ 24,247,075       $ 27,713,688
   Income taxes payable                         1,190,313          1,698,638
   Deferred revenue                             1,044,873               -
   Amounts collected in excess of pass through
     costs incurred                             2,307,047          1,745,814
   Current portion of long-term debt (note 8)   2,848,430          1,827,086
                                               31,637,738         32,985,226

Long-term debt (note 8)                         7,983,449          2,151,185
Shareholders' equity:

   Share capital (notes 9 and 11)              54,597,762         35,613,907
   Retained earnings                            8,403,367          5,492,940
   Cumulative translation adjustment             (314,328)          (494,844)
                                               62,686,801         40,612,003
Subsequent events (notes 2(e) and 16)
Commitments (note 12)
Contingencies (note 2)
Canadian and United States accounting policy
  differences (note 17)
                                           $ 102,307,988        $ 75,748,414

See accompanying notes to consolidated financial statements.
On behalf of the Board:

                      Director

                      Director


ENVOY COMMUNICATIONS GROUP INC. Consolidated Statements of Operations (In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

                                  2000           1999           1998

Net revenue                  $ 58,606,235    $ 41,787,125   $ 13,491,015

Operating expenses:
   Salaries and benefits       35,132,814      25,710,153      5,938,833
   General and administrative  10,769,853       6,918,465      5,048,167
   Occupancy costs              2,552,854       1,878,090        414,278
                               48,455,521      34,506,708     11,401,278

Earnings before interest expense,
  income taxes, depreciation and
  goodwill amortization        10,150,714       7,280,417      2,089,737
Depreciation                    1,986,691       1,444,110        462,682
Interest expense                  407,473         346,515         20,000

Earnings before income taxes and goodwill
  amortization                  7,756,550       5,489,792      1,607,055

Income taxes (note 10)          3,252,354       2,002,995           -
Earnings before goodwill
  amortization                  4,504,196       3,486,797      1,607,055
Goodwill amortization, net of
  income taxes of $24,000
  (1999 - $11,000; 1998 - nil)  1,593,769         610,034        104,256

Net earnings                  $ 2,910,427     $ 2,876,763    $ 1,502,799

Net earnings per share (note 9(g)):
   Basic                           $ 0.15          $ 0.20         $ 0.15
   Fully diluted                     0.15            0.20           0.15

Earnings per share before goodwill amortization:
   Basic                             0.24            0.24           0.16
   Fully diluted                     0.24            0.24           0.16

See accompanying notes to consolidated financial statements.

ENVOY COMMUNICATIONS GROUP INC.
Consolidated Statements of Retained Earnings
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

                                   2000           1999           1998

Retained earnings,
  beginning of year           $ 5,492,940     $ 2,682,142    $ 1,179,343
Loss on redemption of
  shares (note 9(f))                 -            (65,965)          -
Net earnings                    2,910,427       2,876,763      1,502,799

Retained earnings,
  end of year                 $ 8,403,367     $ 5,492,940    $ 2,682,142

See accompanying notes to consolidated financial statements.

ENVOY COMMUNICATIONS GROUP INC.
Consolidated Statements of Cash Flows
(In Canadian dollars)
Years ended September 30, 2000, 1999 and 1998
                                  2000           1999           1998
Cash flows from operating
  activities:
   Net earnings               $ 2,910,427     $ 2,876,763    $ 1,502,799
Items not involving cash:
   Deferred income taxes         (285,344)         76,000           -
   Depreciation                 1,986,691       1,444,110        462,682
   Goodwill amortization        1,617,769         621,034        104,256
Net change in non-cash working capital
  balances:
   Accounts receivable          1,823,856      (1,395,987)    (1,377,220)
   Prepaid expenses                17,385        (397,950)      (317,575)
   Accounts payable and accrued
     liabilities              (10,519,909)        229,132       (313,986)
   Income taxes payable          (787,622)      1,794,028        124,541
   Deferred revenue             1,044,873            -              -
   Amounts collected in excess of
     pass-through costs incurred  518,410      (3,656,333)      (249,212)
   Other                           (9,783)         46,284        (69,935)
Net cash provided by (used in)
  operating activities         (1,683,247)      1,637,081       (133,650)
Cash flows from financing activities:
   Long-term debt               5,198,442       5,000,000        300,379
   Long-term debt repayments   (5,497,140)     (1,410,467)          -
   Issuance of common shares
     for cash                  10,939,807       1,361,172      2,401,846
   Redemption of common shares       -            (65,965)          -
   Reduction (increase) in
     restricted cash             (277,330)        187,718           -
   Net proceeds from special
    warrant issue                    -         16,192,731      4,825,364
   Net cash provided by financing
    activities                 10,363,779      21,265,189      7,527,589
Cash flows from investing activities:
   Acquisition of subsidiaries
    (net of cash acquired (bank
    indebtedness assumed) of
    ($941,385); (1999 - $5,919,627;
    1998 - $675,072)          (14,640,994)     (8,416,977)    (2,639,960)
   Purchase of capital assets  (2,428,228)     (2,017,796)    (3,128,519)
   Increase in other assets       (67,356)        (20,000)      (200,000)
Net cash used in investing
  activities                  (17,136,578)    (10,454,773)    (5,968,479)
Change in cash balance due to
  foreign exchange                261,010        (267,201)          -
Increase (decrease) in cash    (8,195,036)     12,180,296      1,425,460
Cash, beginning of year        15,300,454       3,120,158      1,694,698
Cash, end of year             $ 7,105,418    $ 15,300,454    $ 3,120,158
Cash flow from operations per share (note 9(g)):
  Basic                            $ 0.33          $ 0.34         $ 0.21
  Fully diluted                      0.33            0.34           0.20
Supplemental cash flow information:
  Interest paid                 $ 407,474       $ 334,229       $ 20,001
  Income taxes paid             3,489,185          68,774           -
  Shares issued during the year
   for non-cash consideration   6,850,311       3,691,800        500,000
See accompanying notes to consolidated financial statements.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

The Company, continued under the Business Corporations Act (Ontario), with operations in the United States, the United Kingdom, Continental Europe and Canada, provides integrated e-marketing and communication services. The core disciplines are: advertising, branding and digital professional services, which includes strategy, creative design and technology infrastructure services necessary to build and maintain successful e-businesses.

1.  Significant accounting policies:

     (a)     Basis of presentation:

             The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada, which vary in certain significant respects from generally accepted accounting principles in the United States. A description of certain significant differences, as applicable to the Company, is included in note 17.

     (b)     Principles of consolidation:

             The consolidated financial statements include the accounts of the Company and its subsidiaries, collectively known as Envoy Communications Group Inc. Intercompany balances and transactions are eliminated on consolidation.

             Significant subsidiaries are as follows:

                                     % of             Jurisdiction of
Company                         ownership               incorporation

Communique Incentives Inc.        100                   Ontario
The Communique Group Inc.         100                   Ontario
Promanad Communications Inc.      100                   Ontario
Hampel Stefanides, Inc.           100                   Delaware
Devlin Multimedia Inc.            100                   Ontario
Watt International Inc.           100                   Ontario
Sage Information Consultants Inc. 100                   Ontario
Gilchrist Brothers Limited        100                   United Kingdom

Effective October 1, 2000, Promanad Communications Inc. was amalgamated with The Communique Group Inc.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

1. Significant accounting policies (continued):

     (c)     Use of estimates:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (d)     Capital assets:

             Capital assets are recorded at cost and are depreciated over their estimated useful lives as follows:

             Asset                    Basis              Rate

             Audiovisual equipment    Straight line      2 - 5 years
             Computer equipment       Declining balance  30 - 50%
             Furniture and equipment  Declining balance  20%
             Leasehold improvements                      Over term of leases

     (e)     Revenue recognition:

             Effective September 30, 2000, the Company presents, as net revenue, its net commission and fee income earned as compensation for its services. Previously, the Company presented as revenue its gross billings to its customers which included the recovery of pass-through costs incurred in connection with its agency services. This change in presentation has no impact on the Company's net earnings and these financial statements have been adjusted to reflect this change. Further, the balance sheet has been adjusted to reflect the following:

        (i) the reclassification out of deferred revenue, those amounts collected from customers in excess of pass-through costs incurred such that deferred revenue would represent only fees billed and collected in advance of such fees being earned; and (ii) the reclassification of reimbursable pass-through costs to unbilled accounts receivable.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

     1.     Significant accounting policies (continued):

            Net revenue represents the Company's compensation for its agency and non-agency services and is recognized only when collection of such net revenue is probable. Agency services are those that require the Company to incur external media and production costs on behalf of its clients and for which it is entitled to pass through the costs for reimbursement from its clients. The reimbursement of pass-through costs are not included in net revenue. The Company's agency and non-agency projects are short term in nature.

            Fees earned for non-agency services are recognized either upon the performance of the Company's services when the Company earns a per-diem fee, or in the case of a fixed fee, when the Company's services are substantially complete and accepted by the client. Fees earned but not yet billed are included in accounts receivable. Fees billed to clients in excess of fees recognized as net revenue are classified as deferred revenue.

            When the Company's compensation for its agency services is based on commissions, net revenue is comprised of (i) commissions earned from media expenditures, which are recognized at the time the advertising appears or is broadcast, or in respect of on-line advertising, either ratably over the period of time the advertising appears or based on the actual impressions delivered at the contractual rate per impression, depending upon the terms of the arrangement, and (ii) commissions earned on expenditures for the production of advertisements, which are recognized upon the completion of the Company's services and acceptance by the client, being the time at which the Company has no further substantial obligations with respect thereto.

            When the Company's compensation for its agency services is fee based, net revenue is comprised of non-refundable monthly agency fees which are recognized in the month earned.

            Pass-through costs related to production are accrued and recorded in accounts receivable, as unbilled reimbursable costs, at the time the third party suppliers render their services. Pass-through costs related to media are accrued at the time the advertisement appears or is broadcast.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

1.     Significant accounting policies (continued):

     (f)     Goodwill:

             Goodwill, being the excess of purchase price over the fair values of net assets acquired, is initially stated at cost with amortization being provided on a straight-line basis ranging from 7 to 25 years.

             Annually, the Company assesses the recoverability of the carrying value of its goodwill and the related amortization period. As part of the evaluation, the Company considers several factors, including the operating results and trends, movement in major clients and key client service personnel, changes in client relationships and general economic conditions. Significant changes in these factors could result in a permanent impairment of goodwill.

             Goodwill is considered to be impaired if the future anticipated undiscounted operating cash flows from the acquired businesses are less than the carrying value of the goodwill. These cash flow projections require management to make certain assumptions regarding future revenue and expenses. When impairment is determined, the related loss is charged to earnings and is measured by the excess of the carrying value of the goodwill over its fair value based on estimated discounted future operating cash flows. The impact of such write-downs on the amortization period is simultaneously assessed. The Company believes there has been no impairment in the value of goodwill.

     (g)     Foreign currency translation:

             With the exception of translation of the Company's foreign subsidiaries and certain of its long-term debt, at the transaction date, each asset, liability, revenue and expense is translated into Canadian dollars by the use of the exchange rate in effect at that date. At the year-end date, monetary assets and liabilities are translated into Canadian dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in earnings in the current year. Unrealized gains or losses on long-term debt that is designated as a hedge of foreign subsidiaries are deferred and recorded as a separate component of shareholders' equity.

             The financial statements of the Company's foreign subsidiaries, all of which are self-sustaining operations, are translated using the current rate method, whereby the assets and liabilities of such foreign operations are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate for the year.
             Translation gains or losses are deferred and included as a separate component of shareholders' equity.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

1.     Significant accounting policies (continued):

     (h)     Income taxes:

             Income taxes are provided using the tax allocation method whereby income taxes are recorded in the period in which transactions affect earnings, regardless of the period in which transactions are recognized for income tax purposes.

2.     Acquisition of subsidiaries:

     (a) Effective July 1, 2000, the Company acquired 100% of the outstanding shares of Gilchrist Brothers Ltd. ("Gilchrist"), a United Kingdom based digital imaging and design firm, in exchange for cash consideration of $3,235,798 (1,460,000 british pounds) and a $5,325,215 (2,402,750 british pounds) non-interest bearing promissory note payable, repayable in semi-annual instalments over the next two years to June 30, 2002. The Company has the option to prepay the promissory note on or before December 31, 2000 in exchange for a cash payment of $4,676,393 (2,110,000 british pounds). The present value of the promissory note of $4,458,614 (2,011,738 british pounds) together with the initial cash consideration represent the total purchase price. The acquisition has been accounted for using the purchase method of accounting and the resulting goodwill is being amortized over 20 years. The fair value of the net assets acquired at July 1, 2000 was as follows:

             Non-cash working capital                    $ 1,046,094
             Capital assets                                2,001,319
             Long-term debt                               (2,165,325)
             Net assets                                      882,088

             Total consideration including bank indebtedness assumed 8,593,970

             Excess of purchase price over fair value of
               net assets acquired allocated to goodwill $ 7,711,882

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

2.     Acquisition of subsidiaries (continued):

     (b) Effective June 1, 2000, the Company, acquired 100% of the outstanding shares of Sage Information Consultants Inc.
             ("Sage"), a digital professional service firm operating in the United States and Canada, in exchange for cash consideration of $6,750,000 and the issuance of 503,145 common shares of the Company with a fair value of $4,000,000. The Company may be required to pay additional consideration, to a maximum amount of $11,500,000 in cash and 1,446,541 common shares, based on the attainment of certain operating results over each of the next four years to May 31, 2004. The acquisition has been accounted for using the purchase method of accounting and the resulting goodwill is being amortized over 10 years. Future consideration will be accounted for as goodwill at the time it becomes payable. The fair value of the net assets acquired at June 1, 2000 was as follows:

             Non-cash working capital                   $ 104,663
             Capital assets                               141,578
             Deferred income taxes                         53,000
             Net assets                                   299,241

             Total consideration including bank indebtedness assumed
             12,270,724

             Excess of purchase price over fair value of net
               assets acquired allocated to goodwill $ 11,971,483

     (c) Effective May 1, 1999, the Company acquired substantially all of the assets and the liabilities of The Watt Design Group Inc. ("Watt"), a packaging and retail environment design business, in exchange for cash consideration of $6,700,000. Costs associated with the acquisition of $470,000 were satisfied by the issuance of 100,000 common shares of the Company with a fair value of $470,000. The acquisition has been accounted for using the purchase method of accounting and the resulting goodwill is being amortized over 25 years. The fair value of the net assets acquired at May 1, 1999 was as follows:

             Non-cash working capital                 $ 4,054,000
             Capital assets                               939,000
             Net assets                                 4,993,000
             Total consideration less cash acquired     7,569,000

             Excess of purchase price over fair value of net
               assets acquired allocated to goodwill  $ 2,576,000

ENVOY COMMUNICATIONS GROUP INC. Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)
Years ended September 30, 2000, 1999 and 1998

2.     Acquisition of subsidiaries (continued):

     (d) Effective January 1, 1999, the Company acquired 100% of the outstanding shares of Devlin Multimedia Inc. ("Devlin"), an interactive communication services business, in exchange for initial cash consideration of $575,000 and the issuance of 225,060 common shares of the Company with a fair value of $925,000. The Company may be required to pay additional consideration, to a maximum of $4,500,000, based on Devlin's attainment of certain operating results over the next two years to December 31, 2001. However, management believes the likelihood of paying this contingent consideration is remote. The acquisition has been accounted for using the purchase method of accounting and the resulting goodwill is being amortized over seven years. Future consideration, if any, will be accounted for as additional goodwill at the time it becomes payable.

       The fair value of the net assets acquired at January 1, 1999 was as follows:

             Non-cash working capital                 $ 9,000
             Capital assets                           158,000
             Long-term debt                           (88,000)
             Net assets                                79,000

       Total consideration including bank indebtedness assumed 1,613,000

       Excess of purchase price over fair value of net
         assets acquired allocated to goodwill    $ 1,534,000

     (e) Effective October 1, 1998, the Company acquired 100% of the outstanding shares of Hampel Stefanides, Inc. ("Hampel Stefanides"), a full-service advertising and commercial design agency operating in the United States, in exchange for initial cash consideration of $5,587,349 (U.S. $3,649,000) and the issuance of 581,395 common shares with a fair value of $2,296,800 (U.S. $1,500,000). In September 1999, the Company
             recorded additional consideration of $4,134,002. The consideration was paid on November 4, 1999 by way of a cash payment of $1,703,802 and the issuance of 450,040 common shares of the Company with a fair value of $2,430,200. During the year, additional cash consideration of $554,788 (U.S. $375,000) was paid. Additional cash consideration of $375,875 (U.S. $250,000) is included in accounts payable and accrued liabilities as at September 30, 2000 and has been included as part of total consideration.

ENVOY COMMUNICATIONS GROUP INC. Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

2.     Acquisition of subsidiaries (continued):

       In September 2000, the Company determined that additional consideration was owing, in the form of cash and shares of the Company, based on Hampel Stefanides's operating results for the year ended September 30, 2000 and such amount has been recorded as at September 30, 2000. The aggregate consideration of $5,348,600 was paid on November 1, 2000 by way of a cash payment of $1,724,776, which is included in accounts payable and accrued liabilities, and the issuance of 444,641 common shares of the Company with a fair value of $3,623,824, which are included in share capital as at September 30, 2000, as shares to be issued (note 9(a)).

       The Company may be required to pay additional consideration, to a maximum amount of $3,190,908 (U.S. $2.1 million) in cash and 725,705 common shares, based on the attainment of operating results over the next two years to September 30, 2002. Future consideration, if any, will be accounted for as additional goodwill at the time it becomes payable.

       The acquisition has been accounted for using the purchase method of accounting and the resulting goodwill is being amortized over 25 years. The fair value of the net liabilities acquired on October 1, 1998 and consideration accounted for to date was as follows:

       Non-cash working capital deficiency          $ (6,171,687)
       Capital assets                                  1,676,664
       Restricted cash                                   765,600
       Net liabilities                                (3,729,423)

Consideration less cash acquired, September 30, 1999 7,475,961 Additional consideration:
   Cash                                                1,724,776
   Issuance of 444,641 common shares                   3,623,824
Total consideration less cash acquired                12,824,561

Purchase price and fair value of net liabilities
 acquired allocated to goodwill                     $ 16,553,984

     (f) Effective June 1, 1998, the Company acquired 100% of the outstanding shares of Promanad Communications Inc. ("Promanad"), a full service advertising agency, in exchange for initial cash consideration of $2,937,142 and the issuance of 119,047 common shares of the Company with a fair value of $500,000. In June 1999, the Company determined that additional cash consideration of $661,675 and the issuance of 52,514 common shares of the Company with a fair value of $367,598 was payable.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

2.     Acquisition of subsidiaries (continued):

       In June 2000, the Company determined that additional consideration was payable based on Promanad's operating results for the twelve months ended May 31, 2000. The consideration was comprised of cash of $678,636 and the issuance of 53,860 common shares of the Company with a fair value of $420,108.

       This acquisition was accounted for using the purchase method of accounting and the resulting goodwill is being amortized over 25 years.

       The fair value of the net liabilities acquired at June 1, 1998 and consideration accounted for to date was as follows:

       Non-cash working capital deficiency          $ (954,000)
       Capital assets                                  522,000
       Net liabilities                                (432,000)

       Consideration, net of cash acquired,
         September 30, 1999                          3,977,415

       Additional consideration:
         Cash                                          678,636
         Issuance of 53,860 common shares              420,108

       Total consideration less cash acquired        5,076,159

       Purchase price and fair value of net
        liabilities acquired allocated to goodwill $ 5,508,159

3.     Accounts receivable:

       Accounts receivable are comprised of the following:
                                         2000             1999

       Trade receivables              $ 25,844,406   $ 22,377,718
       Accrued revenue                   2,652,275      2,140,203
       Unbilled pass-through costs       5,738,293      3,392,111
                                      $ 34,234,974   $ 27,910,032

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)
Years ended September 30, 2000, 1999 and 1998

4.     Restricted cash:

Restricted cash includes the following:

     (a)     $375,875 (U.S. $250,000) (1999 - $371,002 (U.S. $250,000)) bank certificate of deposit pledged against a letter of credit for a building lease of Hampel Stefanides.

     (b) A trust account established for Communique Incentives Inc. for customer deposits of $456,462 (1999 - $174,980).

5.     Related party transactions:

       Certain management and administrative costs and costs relating to acquisitions totalling $300,000 (1999 - $250,000, 1998 - $175,000)
       were paid during the year to a company controlled by a director and are recorded at the exchange amount, being the amount agreed to by the related parties.

6.     Capital assets:

                                          Accumulated      Net book
2000                          Cost        depreciation        value

Audiovisual equipment        $ 780,918    $ 741,376        $ 39,542
Computer equipment           5,353,477    2,716,779       2,636,698
Furniture and equipment      3,104,075    1,899,577       1,204,498
Leasehold improvements       7,586,318    2,000,031       5,586,287
Assets under capital leases  1,055,624       74,024         981,600
                          $ 17,880,412  $ 7,431,787    $ 10,448,625

                                          Accumulated      Net book
1999                          Cost        depreciation        value

Audiovisual equipment        $ 780,918    $ 727,323        $ 53,595
Computer equipment           3,469,173    1,783,760       1,685,413
Furniture and equipment      2,828,225    1,569,315       1,258,910
Leasehold improvements       4,671,562    1,235,742       3,435,820
Assets under construction    1,435,748         -          1,435,748
                          $ 13,185,626  $ 5,316,140     $ 7,869,486

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

7.     Goodwill and other assets:

                                        2000                   1999

Goodwill, net of accumulated
  amortization of $2,934,156
 (1999 - $1,316,387)               $ 46,707,924           $ 21,916,265
Mortgage receivable (i)                 200,000                200,000
Other                                    79,783                 70,000

                                   $ 46,987,707           $ 22,186,265
(i) Mortgage receivable:

The Company holds a non-interest bearing, second mortgage receivable from one of its senior officers. The mortgage receivable has the following repayment schedule:

2002                                                            $ 8,000
2003                                                              8,000
2004                                                             12,000
2005                                                             12,000
Thereafter                                                      160,000
                                                              $ 200,000

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)
Years ended September 30, 2000, 1999 and 1998

8.     Long-term debt:

                                        2000                   1999

Revolving credit facility, U.S. prime
  rate plus .125 to .250% or at the
  London Inter-Bank Offered Rate plus
  1.75 to 2.25% (i)                 $ 4,727,043                 $ -
Non-interest bearing promissory note,
  issued July 1, 2000, repayable in
  semi-annual installments over three
  years to June 30, 2002 (note 2(a))  4,564,856                   -
Loan payable to landlord, 3.5% per
  annum, due July 1, 2009, repayable
  in monthly installments of $7,665
  principal and interest                694,337                200,000
Loan payable to landlord, 0.925% per
  annum, due January 1, 2003, repayable
  in monthly installments of $6,728
  principal and interest                180,379                260,380
Capital lease, 12.3% over the lease
  period, repayable in quarterly
  installments of $56,139 (25,330 british
  pounds) principal and interest, due
  January 2003                          459,731                   -
Capital leases, 11.1% to 13.9% over the
  lease period, repayable in quarterly
  installments of $43,771 (19,750 british
  pounds) principal and interest, due
  between April 2001 and April 2002     178,563                   -
Term loan, prime plus 1.5% per annum,
  due October, 2002, repayable in monthly
  principal installments of $138,889,
  plus interest                            -                 3,472,222
Other                                    26,970                 45,669
                                     10,831,879              3,978,271

Less current portion                  2,848,430              1,827,086
                                    $ 7,983,449            $ 2,151,185

     (i) During the year, the Company established an $8 million U.S. dollar revolving credit facility and repaid its existing term loan. The term of the facility is two years and can be converted on June 29, 2002, being the second anniversary date, into a three-year term loan. Interest rates on the facility are variable based on certain leverage ratios and as at September 30, 2000 the interest rate was 9.5%. The facility is secured by a registered general security agreement guarantee. Under the terms of the debt facility the Company is required to maintain certain financial ratios.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

8.     Long-term debt (continued):

Principal repayments are as follows:

2001                    $ 2,848,430
2002                      2,625,741
2003                        150,584
2004                         76,520
2005                         79,221
Thereafter                5,051,383

                       $ 10,831,879

9.     Share capital:

     (a)     Authorized:

             50,000,000 common shares without par value (1999 - 50,000,000, 1998 - 50,000,000)
     Issued:

                    2000                 1999                   1998
               Number                Number                Number
             of shares  Amount     of shares  Amount     of shares   Amount
Balance,
  beginning
  of year  18,349,005 35,613,907  13,231,618 10,634,371 7,604,635  2,757,164
Common shares
issued for cash
pursuant to:
  Public
   offering 1,533,571 10,128,823       -          -          -         -
  Stock options
   exercised  214,000    811,100    273,000    873,810    205,000   243,925
Acquisitions  557,005  4,420,108    958,969  4,076,544    157,021   649,997
  Special warrants
   exercised     -          -     3,300,000 17,111,620  1,633,382 4,825,364
  Warrants
   exercised     -          -       135,378    487,362  3,631,580 2,157,921
          20,653,581 50,973,938 17,898,965 33,183,707 13,231,618 10,634,371
Shares to be
  issued in
  respect of
  contingent
  consideration
  (note 2(e) 444,641  3,623,824    450,040  2,430,200       -          -

Balance, end
  of year 21,098,222 54,597,762 18,349,005 35,613,907 13,231,618 10,634,371


ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

9.     Share capital (continued):

     (b)     Public offering:

             On June 5, 2000, the Company issued 1,533,571 common shares through a public share offering for gross proceeds of $7.00 per share and aggregate proceeds of $10,734,997. Net proceeds recorded as share capital were $10,128,823 after deducting issue costs of $1,195,965 and recording the related tax recovery of $589,791.

     (c)     Private placement transaction:

             On May 11, 1999, the Company issued 3,300,000 special warrants in a private placement for cash consideration of $5.50 per special warrant and aggregate proceeds of $18,150,000. Net proceeds recorded as share capital, after deducting issue costs of $1,957,269 and the related tax recovery of $918,889, were $17,111,620. On July 30, 1999, the Company filed a final prospectus with certain securities commissions in Canada to qualify 3,300,000 common shares which were issued on the exercise of the special warrants.

     (d)     Stock option plans:

             The Company has reserved 3,000,000 common shares under its stock option plans. Under the plans, the options are exercisable for one common share and the exercise price of the option must equal the market price of the underlying share at the grant date. Options granted after November 1997 have vesting periods ranging from date of grant and up to five years. Options granted prior to November 1997 vested upon grant. Once vested, options are exercisable at any time until expiry. Expiry dates range between 2000 and 2005.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

9.     Share capital (continued):

       Details of the options are as follows:

                                                             Weighted
                                                              average
                                                             exercise
                                             Number         price per
                                         of options             share

Options outstanding, September 30, 1997     655,000            $ 2.51
Options granted                           1,240,000              3.79
Options exercised                          (205,000)             1.19
Options cancelled                          (135,000)             2.94

Options outstanding, September 30, 1998   1,555,000              3.60
Options granted                           1,116,500              4.86
Options exercised                          (273,000)             3.20
Options cancelled                          (322,000)             3.75

Options outstanding, September 30, 1999   2,076,500              4.30
Options granted                             774,000              7.43
Options exercised                          (214,000)             3.79
Options cancelled                          (296,000)             4.72

Options outstanding, September 30, 2000   2,340,500            $ 5.33

Options exercisable, September 30, 2000   1,137,673            $ 5.05

Options exercisable, September 30, 1999     638,333            $ 4.64

The range of exercise prices for options outstanding and options exercisable at September 30, 2000 are as follows:

                                          Options               Options
                                        outstanding           exercisable

                                 Weighted                             Weighted
                                  average           Weighted           average
Range of                         exercise            average          exercise
exercise price    Number            price   contractual life   Number    price
$ 3.62-4.70       1,260,000       $ 3.89        2.79 years     659,168  $ 3.81
  6.20-7.70       1,080,500         7.02        4.25 years     480,505    6.74

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998


9.     Share capital (continued):

     (e)     Common share purchase warrants:

             In 1996, pursuant to two private placement transactions, the Company issued 2,631,580 common share purchase warrants, having an exercise price of $0.44 to January 29, 1998 and 1,000,000 common share purchase warrants having an exercise price of $0.85 to September 12, 1997 and $1.00 thereafter to September 30, 1998. During 1998, all of the 3,631,580 warrants were exercised at prices ranging from $0.44 per share to $1 per share and an equivalent number of common shares were issued for aggregate cash proceeds of $2,157,921.

     (f)     Loss on redemption of shares:

             During 1999, the Company paid $65,965 to an employee upon the surrender and cancellation of 97,000 vested stock options. The cash payment represented the excess of the fair value of the options of $332,040 over the aggregate exercise price of $266,075 and has been charged to retained earnings as a loss on redemption of shares.

     (g)     Net earnings and cash flow from operations per share:

             Earnings and cash flow figures per share are based on the weighted average number of basic common shares outstanding during the year of 19,156,626 (1999 - 14,750,247, 1998
             -10,075,366) and fully diluted common shares outstanding of 19,156,626 (1999 -14,750,247, 1998 - 10,653,351).

             Basic and fully diluted cash flow from operations per share have been calculated using the cash flows from operating activities, excluding net changes in non-cash working capital balances.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

10.     Income taxes:

        The income tax expense in the consolidated statement of operations varies from the amount that would be computed by applying Canadian statutory rates to earnings before income taxes and goodwill charges.

                                   2000           1999             1998

Income taxes at statutory
  rates                   $ 3,420,638 44.1% $ 2,448,447 44.6%  $ 716,746 44.6%
Increase (decrease) in
  income taxes
  resulting from:
   Expenses deducted in the
    accounts which have no
    corresponding deduction
    for income taxes          168,476  2.1      215,548  3.9     16,000   1.0
   Lower basic tax rate on
    earnings of foreign
    subsidiary               (111,815)(1.4)        -      -        -       -
   Utilization of previous
    years' losses                -      -      (721,000)(13.1) (742,000)(46.2)
   Other                     (224,945)(2.9)      60,000   1.1     9,254   0.6
                          $ 3,252,354 41.9% $ 2,002,995 36.5% $    -       -%

11.     Reduction of capital:

        During 1997, the share capital of the Company was reduced by $9,886,961 pursuant to a special resolution of the shareholders dated August 15, 1997. The reduction in share capital was applied against the opening deficit of $9,886,961.

12.     Commitments:

        The Company has entered into operating lease agreements for office premises and equipment with minimum annual lease payments over the next five years as follows:

        2001                    $ 2,805,580
        2002                      2,540,668
        2003                      2,023,681
        2004                      1,886,214
        2005                      2,319,982
                               $ 11,576,125

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

13.     Financial instruments:

     (a) The carrying value and estimated fair values of the Company's financial instruments are as follows:

       (i) The carrying amounts of cash, restricted cash, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

      (ii)   The fair value of the mortgage receivable cannot be determined.

     (iii) The fair values of the Company's capital leases, revolving credit facility and term loan approximate their carrying values that bear interest at current market rates. The carrying values of the loans payable to landlords and the non-interest bearing promissory note approximate their fair values based on the Company's current borrowing rate.

      (iv) The fair value of foreign currency contracts are estimated by obtaining quotes of the amount that the Company would have to pay counterparties to terminate agreements. The carrying amounts of the contracts are nil and the fair value as at September 30, 2000 is ($143,015) (1999 - $16,928).

     (b)     Risk management activities:

       (i)   Currency risk:

             During 2000, the Company entered into foreign currency contracts to manage certain of its exposures to foreign currency risk. The Company has provided as security all of Watt's assets to support these financial instruments. As at September 30, 2000, the Company had outstanding foreign exchange contracts to sell U.S. $3,135,000 (1999 -U. S. $3,839,000) in exchange for Canadian dollars over a period of 12 months at a weighted average exchange rate of Cdn. $1.46 (1999 - $1.47). During the year, the Company established an $8 million U.S. dollar revolving credit facility. This facility serves as a hedge against the Company's investment in its U.S. operations, managing exposure to foreign currency risk.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

13.      Financial instruments (continued):

         The Company's promissory note with Gilchrist Brothers Ltd. (note 2(a)) serves as a hedge against the Company's investment in its U.K. operations, managing exposure to foreign currency risk.

        (ii)  Credit risk:

        The Company manages its credit risk with respect to accounts receivable by acting as an agent for its customers, by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services. As at September 30, 2000, the Company has no customers which represent greater than 10% (1999 - one customer represented 15.4%) of accounts receivable.

        The Company is exposed to credit risk in the event of non-performance by counterparties in connection with its foreign currency contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but mitigates this risk by dealing only with financially sound counterparties and, accordingly, does not anticipate loss for non-performance.

14.     Segmented information:

        The Company provides integrated marketing communication services to its clients. While the Company has subsidiaries in Canada, the United States, the United Kingdom and Continental Europe, it operates as a global business and has no distinct operating segments.

        The tables below set out the following information:

     (a) The Company's external net revenue by geographic region based on the region in which the customer is located is as follows:

                                  2000           1999           1998
Net revenue:
  Canada                     $ 21,980,668   $ 19,153,216   $ 13,491,015
  United States                  32,559,550   22,633,909           -
  United Kingdom and
    Continental Europe            4,066,017         -              -
                               $ 58,606,235 $ 41,787,125   $ 13,491,015

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

14.     Segmented information (continued):

     (b) The Company's identifiable assets for each geographic area in which it has operations are as follows:

                                        2000          1999
Capital assets:
  Canada                           $ 7,597,499    $ 6,772,417
  United States                        805,482      1,097,069
  United Kingdom and
    Continental Europe               2,045,644           -
                                  $ 10,448,625    $ 7,869,486

                                        2000          1999
Goodwill:
  Canada                          $ 22,438,433   $ 10,357,020
  United States                     16,654,008     11,559,245
  United Kingdom and
    Continental Europe               7,615,483           -
                                  $ 46,707,924   $ 21,916,265

     (c) The Company's external net revenue by type of service is as follows:

                                  2000           1999           1998
Net revenue:
  Advertising and marketing  $ 28,772,421   $ 30,317,254   $ 13,491,015
  Design                       22,247,353      9,420,744           -
  Technology                    7,586,461      2,049,127           -
                             $ 58,606,235   $ 41,787,125   $ 13,491,015

     (d) In 2000, the Company had one customer which represented 11.3% of net revenue. In 1999 and 1998, the Company had different customers which represented 10.3% and 18% of net revenue, respectively.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

15.     Comparative figures:

        Certain of the comparative figures have been reclassified to conform with the current year's financial statement presentation.

16.     Subsequent events:

     (a) On November 6, 2000, the Company announced that it has entered into a non-binding agreement to acquire all of the outstanding shares of Leagas Delaney Group Limited, a London based international advertising agency. Under the terms of the acquisition, the maximum consideration is approximately $132,000,000 (60,000,000 british pounds), of which $29,550,400
             (13,432,000 british pounds) in cash consideration along with 2,500,000 common shares of the Company is due upon closing. Concurrent with the acquisition of Leagas Delaney Group Limited, the Company will repay secured loan notes of Leagas Delaney Group Limited in the amount of $5,555,000 (2,525,000 british pounds) and will redeem the cumulative participating preference shares in the amount of $94,600 (43,000 british pounds). The total cash consideration for this acquisition is $35,200,000 (16,000,000 british pounds). Additional consideration may be paid over a four year period if certain performance milestones are achieved. This consideration is to be satisfied by the delivery of a maximum of 6,944,000 common shares of the Company and a maximum of 10,000,000 british pounds in cash.

     (b) On September 6, 2000, the Company announced that it has entered into a non-binding agreement to acquire all of the outstanding shares of The International Design Group, a Toronto based international retail planning and design firm. Under the terms of the acquisition, the maximum purchase price is approximately $5,000,000, of which $1,250,000 in cash consideration along with 61,728 common shares of the Company is due upon closing. Additional consideration may be paid over a three year period if certain performance milestones are achieved. The earn-out amounts earned will be satisfied by a maximum of $2,000,000 in cash and a maximum of 154,321 common shares of the Company.

ENVOY COMMUNICATIONS GROUP INC. Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)
Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles:

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as applied in Canada. Set out below are the material adjustments to net earnings for the years ended September 30, 2000, 1999 and 1998 required in order to conform to U.S. GAAP.

                                  2000           1999           1998
Net earnings:
  Net earnings for the year
   based on Canadian GAAP   $ 2,910,427    $ 2,876,763    $ 1,502,799
  Adjustment to income tax
   provision (a)                   -         (721,000)      (711,000)
 Stock-based compensation
  expense (b)                      -         (226,965)          -
 Net earnings for the year based
  on U.S. GAAP              $ 2,910,427    $ 1,928,798     $ 791,799

No material adjustments are required in order to conform shareholders' equity based on Canadian GAAP to shareholders' equity based on U.S. GAAP.

Summary of accounting policy differences:

The areas of material difference between Canadian and U.S. GAAP and their impact on the consolidated financial statements of the Company are set out below:

     (a)     Income taxes:

             U.S. GAAP requires that deferred income taxes be accounted for under the liability method, whereas Canadian GAAP requires the use of the deferral method. Under Canadian GAAP, the Company must be virtually certain of the realization of income tax loss carryforwards and unclaimed future tax deductions at the time they arise in order to recognize the related tax benefit in its accounts. This condition of virtual certainty did not exist when the losses arose and, therefore, the related deferred income tax assets were not recorded at that time and are being recognized in earnings only when they are realized.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

        U.S. GAAP requires the Company to record the deferred tax benefit associated with tax loss carryforwards and future tax deductions if the realization of amounts is more likely than not, and accordingly these amounts were recorded for U.S. GAAP purposes in 1997. As a result, the realization of these tax losses in the years ended September 30, 1999 and 1998 for Canadian GAAP purposes must be reversed under U.S. GAAP.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                        2000          1999
Deferred tax assets:
  Share issue costs                  $ 981,373     $ 688,958
Less:
  Capital assets, being excess of
   book over tax basis                  14,658        63,371
Net deferred tax asset               $ 966,715     $ 625,587

The Company's income tax expense consists of the following:

                                  2000           1999           1998

Net earnings before income taxes
  based on U.S. GAAP          $ 6,138,781    $ 4,641,793    $ 1,502,799
Computed tax expense (recovery)
  at basic tax rate of 44.1%
  (1999 and 1998 - 44.6%)     $ 2,707,200    $ 2,070,000      $ 670,000
Increase (decrease) in income
  taxes resulting from:
  Non-deductible goodwill
   amortization                   689,500        265,000         46,000
  Non-deductible stock-based
   compensation                      -           101,000           -
  Lower basic tax rate on earnings
   of foreign subsidiary         (111,800)          -              -
  Other expenses deducted in the
   accounts which have no
   corresponding deduction for
   income taxes                   168,500        217,000          8,000
  Other                          (225,000)        60,000        (13,000)
                              $ 3,228,400    $ 2,713,000      $ 711,000

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

     (b)     Stock-based compensation expense:

             U.S. GAAP requires that the excess of the fair value of options repurchased by the Company over their aggregate exercise price be recorded as compensation expense. Under Canadian GAAP, the excess of $65,965 is charged to retained earnings and, accordingly, there is no adjustment required to shareholders' equity under U.S. GAAP.

             In addition, during 1999, the Company granted stock options to non-employees as compensation for services rendered. U.S. GAAP requires that the Company measure compensation cost for these options based on their fair value at the grant date, whereas Canadian GAAP does not require the recognition of compensation expense for such options. The fair value of these options is estimated to be $161,000.

     (c)     Business combinations:

             U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Gilchrist as if it had occurred as of October 1, 1998 which are as follows:

                                                     2000           1999

             Net revenue                        $ 68,242,235    $ 55,744,775
             Net earnings                          2,602,527       1,509,570
             Basic net earnings per share               0.14            0.10
             Diluted net earnings per share             0.13            0.09

             U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Sage as if it had occurred as of October 1, 1998 which are as follows:

                                                     2000           1999

             Net revenue                        $ 63,102,395    $ 49,359,412
             Net earnings                            950,950       3,303,875
             Basic net earnings per share               0.05            0.22
             Diluted net earnings per share             0.05            0.20


ENVOY COMMUNICATIONS GROUP INC. Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

        U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Watt as if it had occurred as of October 1, 1997 which are as follows:

                                                1999          1998

        Net revenue                        $ 49,286,614   $ 24,024,264
        Net earnings                          1,684,125        502,512
        Basic net earnings per share               0.11           0.05
        Diluted net earnings per share             0.10           0.05

        U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Devlin as if it had occurred as of October 1, 1997 which are as follows:

                                                1999          1998

        Net revenue                        $ 41,932,376   $ 14,084,384
        Net earnings                          1,853,251        694,587
        Basic net earnings per share               0.13           0.07
        Diluted net earnings per share             0.11           0.07

        U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Hampel Stefanides as if it had occurred as of October 1, 1997 which are as follows:

                                                               1998

        Net revenue                                       $ 32,187,996
        Net earnings                                           169,250
        Basic net earnings per share                              0.02
        Diluted net earnings per share                            0.02

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

        U.S. GAAP requires the disclosure of the unaudited pro forma U.S. GAAP consolidated results of operations giving effect to the acquisition of Promanad as if it had occurred as of October 1, 1997 which are as follows:

                                                               1998

        Net revenue                                       $ 17,511,092
        Net earnings                                         1,060,199
        Basic net earnings per share                              0.11
        Diluted net earnings per share                            0.10

     (d)     Net earnings per share:

        Earnings per common share amounts in accordance with U.S. GAAP are based on U.S. GAAP net earnings. The calculation of basic net earnings per share is the same under both Canadian and U.S. GAAP. However, for purposes of calculating diluted net earnings per share, the dilutive effects of outstanding options and warrants is computed by applying the treasury stock method under U.S. GAAP, which is not permitted under Canadian GAAP.

        Basic net earnings per share under U.S. GAAP for the year ended September 30, 2000 is $0.15 (1999 - $0.13, 1998 - $0.08). Diluted
        net earnings per share under U.S. GAAP for the year ended September 30, 2000 is $0.15 (1999 - $0.12, 1998 - $0.08).

        The diluted weighted average number of shares outstanding is calculated as follows:

                                          2000           1999           1998
        Weighted average basic number
         of shares outstanding         19,156,626     14,750,247     10,075,366
        Dilutive effect of:
         Special warrants                    -           786,575           -
         Warrants                              75          8,885         17,402
         Options                          773,276        682,732        186,085

        Weighted average diluted number
         of shares outstanding         19,929,977     16,228,439     10,278,853

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

     (e)     Stock-based compensation disclosures:

             The Company measures compensation expense relating to employee stock option plans for U.S. GAAP purposes using the intrinsic value method specified by APB Opinion No. 25, which in the Company's circumstances would not be materially different from compensation expense as determined under Canadian GAAP, except as disclosed in note 17(b).

             Had the Company determined compensation costs based on the fair value at the grant date of its stock options consistent with the method prescribed under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

                                           2000           1999           1998

             Net earnings in accordance
              with U.S. GAAP as
              reported                 $ 2,910,427    $ 1,928,798     $ 791,799
             Pro forma net earnings      1,853,385      1,335,046       606,018
             Pro forma basic earnings per
              share                          0.10           0.09          0.06
             Pro forma diluted earnings per
              share                          0.09           0.08          0.06

             Pro forma net earnings reflect only those options granted during the five years ended September 30, 2000. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the expected lives of the options and the compensation cost for options granted prior to October 1, 1995 is not considered. The notional compensation expense associated with the Company's options is not deductible for Canadian income tax purposes. Accordingly, the full amount of compensation expense is reflected in the pro forma figures above, without any related tax recovery.

             The weighted average estimated fair value at the date of the grant, as defined by SFAS 123, for options granted in fiscal 2000 was $3.07 per share (1999 - $1.20, 1998 -$ 0.73).

ENVOY COMMUNICATIONS GROUP INC. Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

        The fair value of each option granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

                                  2000           1999           1998

        Risk-free interest rate   4.70%          4.70%          4.70%
        Dividend yield             -              -              -
        Volatility factor of the
         future expected market
         price of the Company's
         common shares             60%            40%             22%
        Weighted average expected
         life of the options    2.56 years      2.50 years     1.75 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected price volatility. Because the Company's employee share options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee share options.

        For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

     (f)     Comprehensive income:

             The Company's comprehensive income represents U.S. GAAP net earnings plus the change in the cumulative translation adjustment account, in respect of foreign operations as follows:

                                  2000           1999            1998

             Net earnings for the
              year in accordance
              with U.S. GAAP   $ 2,910,427    $ 1,928,798       $ 791,799
             Decrease (increase)
              in cumulative
              translation
              adjustment account   180,516       (494,844)           -
                               $ 3,090,943    $ 1,433,954       $ 791,799


ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

     (g)     Reduction of capital:

             In 1997, the share capital of the Company was reduced by $9,886,961, pursuant to a special resolution of its shareholders and was applied against the deficit. This reduction in capital is not permitted under U.S. GAAP. While the adjustment has no impact on shareholders' equity, under U.S. GAAP, capital stock would be increased by $9,886,961 and retained earnings would be decreased by $9,886,961 as at September 30, 1999 and 1998.

     (h)     Statement of cash flows:

             The Company has disclosed cash flow from operations per share, which is not permitted under U.S. GAAP.

     (i)     Other disclosures:

             U.S. GAAP requires the Company to disclose the following items, for which disclosure is not required under Canadian GAAP:

       (i) The allowance for doubtful accounts as at September 30, 2000 was $493,659 (1999 -$285,570).

      (ii) Rent expense under operating leases for the year ended September 30, 2000 amounted to $1,680,822 (1999 - $1,187,989,
             1998 - $626,874).

     (iii) As at September 30, 2000, the Company had a $15,218,794 (1999 - $1,000,000) unused line of credit.

      (iv)   U.S. GAAP requires the disclosure of accrued liabilities.
             Accrued liabilities included in accounts payable and accrued liabilities as at September 30, 2000 were $7,492,551 (1999 - $7,031,774). At September 30, 2000, accrued liabilities include $2,100,651 related to additional consideration for the acquisition of Hampel Stefanides (note 2(e)) and $935,439 related to accrued acquisition expenses.

             At September 30, 2000, there were no other accrued liabilities that exceeded 5% of current liabilities.

ENVOY COMMUNICATIONS GROUP INC.
Notes to Consolidated Financial Statements (continued)
(In Canadian dollars)

Years ended September 30, 2000, 1999 and 1998

17. Reconciliation to United States generally accepted accounting principles (continued):

       (v) The Company has disclosed both net earnings before goodwill amortization and net earnings per share before goodwill amortization, which are not permitted disclosures under U.S. GAAP.

     (j)     Recent accounting pronouncements:

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for the Company's fiscal year ending September 30, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

             The Canadian Institute of Chartered Accountants has issued two pronouncements entitled "Income Taxes" and "Employee Future Benefits," both of which are effective for the Company's first quarter of its fiscal year ending September 30, 2001. Management believes the adoption of these pronouncements will not have a material effect on its consolidated financial statements.

                                   SIGNATURES

             The registrant hereby certifies that it meets all of the requirements for filing on Form 20-F and that it has duly caused and authorized the undersigned to sign this annual report on its behalf.

                                  Envoy Communications Group Inc.

Date: February 14, 2001           /s/ Geoffrey B. Genovese
                                  Name: Geoffrey B. Genovese
                                  Title: President and Chief Executive Officer

FORM20K.DOC