Form 10-Q
period 2001-03-09
ENVOY COMMUNICATIONS GROUP INC
filed 2001-03-09
CIK 1031516

Consolidated Balance Sheets
 (In  Canadian dollars)
 (Unaudited - Prepared by Management)
                                 December 31       September 30
As at                               2000               2000

Assets

 Current assets:

  Cash                          $11,843,799          $7,105,418
  Accounts receivable            41,638,478          34,234,974
  Prepaid expenses                2,310,253           1,732,212
                                 55,792,530          43,072,604

  Restricted cash                 1,077,095             832,337
  Capital assets                 10,376,318          10,448,625
  Goodwill and other assets      46,753,626          46,987,707
  Deferred income taxes             771,024             966,715

                               $114,770,593        $102,307,988

Liabilities and Shareholders' Equity

 Current liabilities:

  Accounts payable and
   accrued liabilities          $35,513,548         $24,247,075
  Income taxes payable            1,540,035           1,190,313
  Deferred revenue                1,038,848           1,044,873
  Amounts collected in excess of
   pass-through costs incurred    2,647,225           2,307,047
  Current portion of long-term
   debt                           3,146,116           2,848,430
                                 43,885,772          31,637,738

  Long-term debt                  6,848,351           7,983,449

  Shareholders' equity:

  Share capital                  54,865,335          54,597,762
  Retained earnings               9,487,615           8,403,367
  Cummulative translation
   adjustment                      (316,480)           (314,328)
                                 64,036,470          62,686,801

                               $114,770,593        $102,307,988



Consolidated Statements of Operations and Retained Earnings
 (In Canadian dollars)
 (Unaudited - Prepared by Management)

                                  December 31       December 31
For the three months ended           2000               1999

Net revenue                     $21,776,358         $12,704,336

Operating expenses:

  Salaries and benefits          12,210,069           7,804,946
  General and administrative      4,044,752           2,373,245
  Occupancy costs                 1,087,311             457,934
                                 17,342,132          10,636,125

Earnings before interest expense,
 income taxes, depreciation and
 goodwill amortization            4,434,226           2,068,211

  Depreciation                      710,490             379,085
  Interest expense                  233,243              76,446
Earnings before income taxes
 and goodwill amortization        3,490,493           1,612,680

Income tax expense, excluding
 the undernoted                   1,575,378             703,181
Impact of tax rate changes
 (Note 1)                           100,000                -

Earnings before goodwill
 amortization                     1,815,115             909,499


Goodwill amortization, net of
 income taxes of $6,000
 (1999-$6,000)                      730,867             262,568

Net earnings                     $1,084,248            $646,931

Retained earnings, beginning
 of period                        8,403,367           5,492,940

Retained earnings, end
 of period                       $9,487,615          $6,139,871

Net earnings per share - basic        $0.05               $0.04
Net earnings per share - fully diluted 0.05                0.04

Earnings per share before
goodwill amortization - basic          0.09                0.05
Earnings per share before goodwill
amortization - fully diluted           0.08                0.05


Please see accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows
 (In Canadian dollars)
 (Unaudited-Prepared by Management)
                                December 31       December 31
For the three months ended          2000             1999

Cash flows from operating activities:

Net earnings                      $1,084,248          $646,931

Items not involving cash:

Deferred income taxes                195,043           (44,304)
Depreciation                         710,490           379,085
Goodwill amortization                736,867           268,568

Net changes in non-cash working capital balances:

Accounts receivable               (7,372,957)       (2,433,945)
Prepaid expenses                    (575,959)          103,856
Accounts payable and accrued
 liabilities                      11,463,274          (863,735)
Income taxes payable                 307,441        (2,217,824)
Deferred revenue                      (5,300)             -
Amounts collected in excess of
pass-through costs incurred          342,594           872,929
Other                                (73,019)             -
Net cash provided by (used in)
 operating activities              6,812,722        (3,288,439)

Cash flows from financing activities:

Long-term debt                          -              400,000
Long-term debt repayments         (1,459,996)         (441,766)
Issuance of common shares for
 cash                                267,573           269,500
Reduction (Increase) in restricted
 cash                               (245,758)         (225,014)
Other                                 19,197              -
Net cash provided by financing
 activities                       (1,418,984)            2,720

Cash flows from investing activities:

Acquisition of subsidiaries (net of
 cash acquired of nil; 1999 - nil)      -           (2,070,653)
Purchase of capital assets          (612,198)         (612,651)
Net cash used in investing
activities                          (612,198)       (2,683,304)

Change in cash balance due to
 foreign exchange                    (43,159)          (96,768)

(Decrease)/Increase in cash        4,738,381        (6,065,791)

Cash, beginning of period          7,105,418        15,300,454

Cash, end of period              $11,843,799        $9,234,663

Cash flow from operations per share:

Basic                                  $0.13             $0.07
Fully diluted                          $0.12             $0.07

Supplemental cash flow information:
Interest paid                        $40,419           $71,127
Income taxes paid                  1,026,206         1,628,067
Shares issued for non-cash
 consideration                     3,623,824         2,430,200





Notes to Consolidated Financial Statements

1.     Income taxes:

Effective October 1, 2000, the Company was required to adopt on a retroactive basis the new accounting standards of The Canadian Institute of Chartered Accountants ("CICA") for income taxes. Under this accounting standard, the Company is not required to restate its comparative figures for prior years.

Under these new standards, future tax assets and liabilities attributable to all temporary differences are measured using the future tax rates expected to be in effect when the items are recovered or settled. The effect of a change in tax rates must be recognized in income at the enactment date.

Previously, future tax assets and liabilities were recorded at the tax rate in effect in the period the temporary difference arose and were not adjusted for subsequent tax rate changes. The Company's temporary differences are principally in respect of deductible share issue costs which were recorded directly in capital stock rather than as a credit to income tax expense. There is no cumulative effect as of October 1, 2000 of this change in accounting policy. As a result of the December 2000 announcement by the government to introduce legislation to reduce income tax rates over the next four years, the Company was required to revalue its future tax assets as at December 31, 2000 to reflect the reduction in future expected tax rates.
The impact of this was to increase the Company's tax provision for the three months ended December 31, 2000 by $100,000. Under the CICA's new accounting standard the Company is required to record this item as an adjustment to income tax expense, notwithstanding the fact that such amounts were not previously reflected in income tax expense when recorded.




2.     Segmented information:

The Company provides integrated marketing communication services to its clients. While the Company has subsidiaries in Canada, the United States, the United Kingdom and Continental Europe, it operates as a global business and has no distinct operating segments

The tables below set out the following information:

                         By Customer Location      By Geographic Area


December 31, 2000                        Net       Capital    Goodwill
                                     Revenue        Assets

Canada                            $6,186,066    $7,552,382 $21,970,618
United States		          10,317,488       697,288  16,449,966
United Kingdom and
 Continental Europe                5,272,804     2,126,648   7,986,240
                                 $21,776,358   $10,376,318 $46,406,824

December 31, 1999

Canada                            $3,845,186    $7,079,134 $10,245,724
United States                      8,859,150     1,007,865  11,289,567
United Kingdom and
 Continental Europe                     -             -           -
                                 $12,704,336    $8,086,999 $21,535,291

The Company's external net revenue by type of service is as follows:

December 31                         2000           1999

Net Revenue:
      Marketing                   $7,668,623    $7,826,468
      Design                       9,389,802     4,538,385
      Technology                   4,717,933       339,483
                                 $21,776,358   $12,704,336