Form 10-Q
period 2002-06-30
ENVOY COMMUNICATIONS GROUP INC
filed 2002-08-30
CIK 1031516

Dear Shareholders


The restructuring that your Company went through in the first half of this year is starting to produce a positive impact on our bottom line.

We are pleased to report an EBITDA profit in the quarter ending June 30, 2002, of $623,000 or $0.03 cents per share. This improvement is a direct result of the restructuring efforts your management made in the first half of the year. We are continuing to make additional progress in expense reduction wherever possible.

We have also seen an increase in revenues in our business units and believe that this positive trend will continue.

We are very focused on continued debt reduction. Our working capital has improved over the quarter by $1.8 million and we plan to further strengthen our balance sheet over the next several quarters through profitability, raising capital and selling non-strategic assets.

We are confident that the positive trends will continue throughout the fourth quarter ending September 31, 2002, and into fiscal 2003.

Watt International also launched and implemented our proprietary software "ODIN" to its three largest customers. "ODIN" will assist our employees to help our customers get their products on the shelf faster and save them money.

I would also like to acknowledge our employees, who have helped management through this difficult period. Our group of talented professionals continued to do great work for our customers and assisted us in returning to profitability before interest, taxes, depreciation and amortization.



Yours truly,

Geoffrey B. Genovese
Chairman & Chief Executive Officer
Envoy Communications Group Inc.





MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

RESULTS OF OPERATIONS
---------------------

Nine months ended June 30, 2002 compared with nine months ended
June 30, 2001

Net Revenue
-----------

Net revenue for the nine months ended June 30, 2002 was $45.2 million compared to $63 million for the nine months ended June 30, 2001, representing a decrease of $17.8 million or 28%. The decrease in revenue resulted from a combination of general economic slowdown in the North American and U.K. marketplace as well as a specific slowdown within the advertising and technology markets, particularly in New York. Our revenue from marketing activities decreased $9.5 million from $19.8 million to $10.3 million, the largest portion of this decrease being a decline in revenue in New York of $10 million and a further decrease of approximately $500,000 in revenue relating to Canadian marketing. Technology revenue decreased $5.2 million from $12.5 million to $7.3 million. Again, the reduction in revenue relates largely to the decline in business at our New York operations. Net revenue from design services decreased $3.0 million from $30.6 million to $27.6 million.


EBITDA before goodwill write-down, restructuring costs and unusual item
-----------------------------------------------------------------------

For the nine months ended June 30, 2002, we had an EBITDA loss before goodwill write-down, restructuring costs and unusual item of ($2.2) million, and for the nine months ended June 30, 2001, we earned $9.2 million in EBITDA before unusual item.


Operating Expenses
------------------

Operating expenses for the nine months ended June 30, 2002 were $47.3 million, compared to $53.8 million for the nine months ended June 30, 2001, representing a decrease of $6.5 million.

Salaries and benefits expenses for the nine months ended June 30, 2002 were $36.2 million compared to $39.9 million for the nine months ended
June 30, 2001. In response to the significant decrease in revenue experienced by the Company during the first six months of the year, management implemented a plan to reduce salary and benefit expenses during the second quarter. As a result of this downsizing, a saving of approximately $14.5 million in annual salary and benefit expenses will be realized. Management believes that the ongoing salary and benefit expenses will be more in line with expected revenues.

General and administrative expenses for the nine months ended June 30, 2002 were $7.6 million, compared to $10.4 million for the nine months ended
June 30, 2001, representing a decrease of $2.8 million. The decrease in general and administrative expenses was largely due to reduced expenditures in the areas of marketing and promotion and in shareholder relations, as well as reduced expenditures associated with the reduced level of revenue.

Occupancy costs for the nine months ended June 30, 2002 were $3.6 million compared to $3.5 million for the nine months ended June 30, 2001. Management has accrued for the anticipated costs of restructuring certain U.S. leases in the second quarter and continues to look at ways to reduce its occupancy costs by subleasing redundant office space.

Interest charges for the nine months ended June 30, 2002 were $631,000 compared to $529,000 for the nine months ended June 30, 2001. The increase in interest expense is due to additional financing fees incurred in connection with the credit facility. See Note 2B to the consolidated financial statements.

Restructuring costs for the nine months ended June 30, 2002 were $7.2 million. In response to the general economic downturn impacting our business, management implemented a restructuring plan during the first half of this fiscal year in order to bring costs more in line with expected revenues.
See Note 3 to the consolidated financial statements.

The unusual item for the nine months ended June 30, 2002 was $752,000. The unusual item represents the write-off of unamortized financing fees incurred in connection with the credit facility. See Note 2 to the consolidated financial statements.

The above factors resulted in a decrease in our earnings before income taxes and goodwill amortization and write-down from $6.5 million in 2001 to a loss of ($5.0) million in 2002.

Goodwill amortization decreased from $2.2 million to $1.9 million due to the decreased amount of goodwill. In the second quarter of 2002, a $28.4 million write-down of goodwill was recorded, as discussed in Note 3 to the consolidated financial statements.


Net Earnings (Loss)
-------------------

As a result of the foregoing factors, we had a net loss of ($38) million for the nine months ended June 30, 2002, compared to net earnings of $135,000 for the nine months ended June 30, 2001.


Per Share Amounts
-----------------

The per share amounts are as follows: for the nine months ended June 30, 2002, the fully diluted EBITDA loss before goodwill write-down, restructuring and unusual item per share was ($0.10), the fully diluted earnings (loss) before amortization and write-down of goodwill per share was ($0.37) and the fully diluted net earnings (loss) per share was ($1.82). For the nine months ended June 30, 2001, the fully diluted EBITDA before unusual item per share was $0.43, the fully diluted earnings before goodwill amortization per share was $0.11 and the fully diluted net earnings per share was $0.01.




CASH FLOWS
----------

Net cash provided by (used in) operating activities before any increase/ decrease in non-cash operating working capital was ($6.9) million for the nine months ended June 30, 2002 and $4.9 million for the nine months ended June 30, 2001. The decrease in net cash provided by operating activities was primarily due to decreased earnings, offset by the write-down of goodwill, as discussed previously.

Net cash provided by (used in) financing activities was $1.4 million for the nine months ended June 30, 2002 and ($3.6) million for the nine months ended June 30, 2001. The increase was primarily due to the increase in debt, and the issuance of convertible debentures, offset by the redemption of common shares.

Net cash (used in) investing activities was ($1.5) million for the nine months ended June 30, 2002 and ($4.0) million for the nine months ended June 30, 2001. The decrease was primarily due to fewer payments related to acquired businesses and a decrease in the purchase of capital assets.




RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2002 compared with three months ended June 30, 2001

Net Revenue
-----------

Net revenue for the three months ended June 30, 2002 was $14.5 million, compared to $20.7 million in the three months ended June 30, 2001, representing a decrease of $6.2 million or 30%. The explanation for the decrease is the same as previously discussed in the nine-month comparison.

EBITDA before Goodwill write-down, Restructuring costs and Unusual item
-----------------------------------------------------------------------

For the three months ended June 30, 2002, we had EBITDA before goodwill write-down, restructuring costs and unusual item of $623,000, and for the three months ended June 30, 2001, we earned $1.7 million in EBITDA before unusual item.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2002 were $13.9 million compared to $19.1 million for the three months ended June 30, 2001, representing a decrease of $5.2 million. As discussed above in the nine-month comparison, management has implemented a restructuring plan, primarily enacted during the first half of this fiscal year. See Note 3 to the consolidated financial statements.

Net Earnings (Loss)
-------------------

As a result of the restructuring charges and the goodwill write-down noted above, we had a net loss of ($351,000) for the three months ended
June 30, 2002, compared to a net loss of ($1.5) million for the three months ended June 30, 2001.

Per Share Amounts
-----------------

The per share amounts are as follows: for the three months ended June 30, 2002, the fully diluted EBITDA loss before goodwill write-down, restructuring and unusual item per share was $0.03, the fully diluted earnings (loss) before amortization and write-down of goodwill per share was ($0.02) and the fully diluted net earnings (loss) per share was ($0.01). For the nine months ended June 30, 2001, the fully diluted EBITDA before unusual item per share was $0.08, the fully diluted earnings before goodwill amortization per share was ($0.07) and the fully diluted net earnings per share was ($0.04).



CASH FLOWS
----------

Net cash provided by (used in) operating activities before any increase/ decrease in non-cash operating working capital was $378,000 for the three months ended June 30,2002 and ($45,000) for the three months ended June 30,2001. The increase in net cash provided by operating activities is primarily due to increased earnings.

Net cash provided by financing activities was $1.7 million for the three Months ended June 30, 2002 compared with $1.9 million for the three months ended June 30, 2001.

Net cash (used in) investing activities for the three months ended
June 30, 2002 was ($635,000), compared with ($531,000) for the three months ended June 30, 2001. The use of cash relates to the purchase of capital assets and the payment of a contingent consideration relating to prior acquisitions.



FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As at June 30, 2002 compared to September 30, 2001

As at June 30, 2002 and September 30, 2001, the Company was not in compliance with its covenant calculations under the terms of its revolving credit facility in respect to 12 month earnings before interest, taxes, deprecation and amortization. The lenders have the right to demand repayment of the
outstanding borrowings.   Additional borrowings under the facility are subject
to the approval of the lenders. The Company is continuing to have discussions with its lenders regarding amendments to the terms of the facility.

The Company is considering all of the options available to it to finance the amounts owing under the restructuring plans and expected cash flow shortfalls in the next three months (or other operating obligations). These options include additional debt or equity financing under private placements, renegotiating its bank facilities and the sale of some of its businesses.
In addition, management has made every effort to negotiate the restructuring charges in such a way as to minimize short-term cash requirements.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the continued support of its lenders and/or successful completion of the actions discussed above.

During fiscal 2001, the Company established an extendable revolving line of credit under which it can borrow funds in either Canadian dollars, U.S. dollars or U.K. pounds sterling, provided the aggregate borrowings do not exceed $40.0 million Canadian. Advances under the line of credit can be used for general purposes (to a maximum of $2.0 million) and for financing acquisitions that have been approved by the lenders. As at June 30, 2002, approximately $9.8 million had been borrowed under the facility, none of which was used for general corporate purposes.

As at June 30, 2002 the Company had a working capital deficit of ($5.4) million compared with a working capital deficit of ($430,000) at September 30, 2001. This working capital deficiency arises due to the fact that the borrowings under the bank credit facility must be classified as a current liability as a result of the Company not being in compliance with its covenant calculations. The decrease in working capital in this period was primarily the result of the operating loss during the period.

During the third quarter, the Company negotiated new repayment terms for the Promissory Note due June 30, 2002. The Promissory Note is to be repaid in five monthly installments commencing July 1, 2002 with interest on the principal balance charged at 8%.

On April 29, 2002, as disclosed in Note 2 to the consolidated financial statements, the Company issued $1.8 million in convertible debentures.
The net proceeds from the sale of the debentures were used for general working capital purposes to support the Company's restructuring activities.





ENVOY COMMUNICATIONS GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Canadian dollars)
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------
As at                                           June 30            September 30
                                                   2002                    2001
-------------------------------------------------------------------------------
Assets

  Current assets:

  Cash                                      $ 2,116,608            $ 21,781,809
  Restricted cash                               639,791                 158,500
  Accounts receivable                        21,872,493              26,940,137
  Income taxes recoverable                    3,222,121                 230,389
  Future income taxes                         2,105,000                 712,000
  Prepaid expenses                              860,770               1,315,009
-------------------------------------------------------------------------------
                                             30,816,783              51,137,844



  Capital assets                              9,983,777              11,533,736
  Goodwill                                   18,816,132              49,675,115
  Other assets                                  221,730                 681,387
  Future income taxes                         1,804,695                 822,156
-------------------------------------------------------------------------------
                                            $61,643,117            $113,850,238
-------------------------------------------------------------------------------


Liabilities and Shareholders' Equity

  Current liabilities:

  Accounts payable and
    accrued liabilities                    $ 21,385,232            $ 38,728,210
  Deferred revenue                              739,084                 300,071
  Amounts collected in excess
    of pass-through costs incurred            2,796,822               1,574,407
  Bank credit facility and current
    portion of long-term debt
    (Note 1 and 2)                           11,348,263              10,965,089
-------------------------------------------------------------------------------
                                             36,269,401              51,567,777



  Long-term debt (Notes 1 and 2)              1,893,475                 963,076
  Long-term portion of
    restructuring costs (Note 3)              1,010,542                       -
-------------------------------------------------------------------------------
                                              2,904,017                 963,076

  Shareholders' equity:

  Share capital                              54,468,380              54,883,305
  Convertible debentures (Note 2)               736,899                       -
  Retained earnings (Deficit)               (32,384,020)              5,603,200
  Cumulative translation adjustment            (351,560)                832,880
-------------------------------------------------------------------------------
                                             22,469,699              61,319,385
-------------------------------------------------------------------------------
                                           $ 61,643,117           $ 113,850,238
-------------------------------------------------------------------------------





ENVOY COMMUNICATIONS GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT / RETAINED EARNINGS (In Canadian dollars)
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------
For the nine months ended                       June 30                 June 30
                                                   2002                    2001
-------------------------------------------------------------------------------

Net revenue                                $ 45,175,277             $62,954,227

Operating expenses:

  Salaries and benefits                      36,191,779              39,925,588
  General and administrative                  7,595,636              10,391,596
  Occupancy costs                             3,559,178               3,475,816
-------------------------------------------------------------------------------
                                             47,346,593              53,793,000
-------------------------------------------------------------------------------

Earnings (loss) before interest expense,
income taxes, depreciation goodwill
amortization and write-down, restructuring
costs and unusual item                       (2,171,316)              9,161,227

  Depreciation                                2,156,070               2,177,500
  Interest expense (Note 2)                     630,592                 529,304
-------------------------------------------------------------------------------
Earnings (loss) before income taxes and
goodwill amortization and write-down         (4,957,978)              6,454,423

Restructuring costs and
  unusual item (Note 3)                       7,998,458               2,100,000

Income tax expense (recovery)                (5,341,754)              1,999,911
-------------------------------------------------------------------------------
Earnings (loss) before goodwill
amortization and write-down                  (7,614,682)              2,354,512

Goodwill amortization, net of income
taxes of $12,000 (2001-$12,000)               1,946,272               2,219,123
Write-down of Goodwill (Note 3)              28,426,266                       -
-------------------------------------------------------------------------------
Net earnings (loss)                       $ (37,987,220)               $135,389

Retained earnings, beginning of period        5,603,200               8,403,367
-------------------------------------------------------------------------------
Retained earnings (Deficit),
  end of period                            $(32,384,020)             $8,538,756
-------------------------------------------------------------------------------

Net earnings (loss) per share - basic            $(1.82)                  $0.01
Net earnings (loss) per share - fully diluted     (1.82)                   0.01

Earnings (loss) per share before goodwill
  amortization and write-down - basic             (0.37)                   0.11
Earnings (loss) per share before goodwill
  amortization and write-down - fully diluted     (0.37)                   0.11
-------------------------------------------------------------------------------

Weighted average number of common
  shares outstanding                         20,835,436              21,195,209
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.





ENVOY COMMUNICATIONS GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Canadian dollars)
(Unaudited-Prepared by Management)

-------------------------------------------------------------------------------
For the nine months ended                      June 30                 June 30
                                                  2002                    2001
-------------------------------------------------------------------------------

Cash flows from operating activities:

Net earnings (loss)                      ($ 37,987,220)              $ 135,389

Items not involving cash:

Future income tax expense (recovery)        (2,375,539)                306,508
Depreciation                                 2,156,070               2,177,500
Goodwill amortization                        1,964,272               2,237,123
Amortization of deferred financing charges      96,263                       -
Write-down of capital assets                   843,219                       -
Write-down of goodwill                      28,426,266                       -

Net changes in non-cash working capital balances:

Restricted cash                               (481,291)               (551,102)
Accounts receivable                          5,414,526               3,578,587
Prepaid expenses                               474,239                (781,795)
Accounts payable and accrued liabilities   (17,600,934)              7,135,141
Income taxes recoverable                    (3,033,861)               (766,977)
Deferred revenue                               439,013                (633,403)
Amounts collected in excess of
  pass-through costs incurred                  516,786                  36,968
Long-term restructuring costs                1,010,542                       -
Other                                          363,395                       -
-------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                     (19,774,254)             12,873,939
-------------------------------------------------------------------------------

Cash flows from financing activities:

Long-term debt borrowings                    1,803,276                 334,613
Long-term debt repayments                   (1,552,804)             (5,542,692)
Issuance of common shares for cash                   -                 415,993
Issuance of convertible debentures           1,800,000                       -
Redemption of common shares                   (628,083)                      -
Reduction in restricted cash                         -                 834,962
Other                                                -                 389,171
-------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                       1,422,389              (3,567,953)
-------------------------------------------------------------------------------

Cash flows from investing activities:

Acquisition of subsidiaries                    (52,497)             (1,905,133)
Purchase of capital assets                  (1,491,170)             (2,082,771)
Net proceeds on disposal of capital assets      53,000                       -
-------------------------------------------------------------------------------
Net cash used in investing activities       (1,490,667)             (3,987,904)
-------------------------------------------------------------------------------

Change in cash balance due to
  foreign exchange                             177,331                (119,140)
-------------------------------------------------------------------------------

(Decrease)/increase in cash                (19,665,201)              5,198,942

Cash, beginning of period                   21,781,809               7,105,418

-------------------------------------------------------------------------------
Cash, end of period                        $ 2,116,608            $ 12,304,360
-------------------------------------------------------------------------------


Cash flow from operations per share:

Basic                                          $ (0.33)                 $ 0.23
Fully diluted                                    (0.33)                   0.23
-------------------------------------------------------------------------------

Supplemental cash flow information:

Interest paid                                $ 471,632               $ 268,102
Income taxes paid                              453,694               2,069,069
-------------------------------------------------------------------------------
Supplemental disclosure of non-cash transactions:

Shares issued for non-cash consideration       213,000               4,123,821
-------------------------------------------------------------------------------





ENVOY COMMUNICATIONS GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Canadian dollars)
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------
For the three months ended                      June 30                 June 30
                                                   2002                    2001
-------------------------------------------------------------------------------

Net revenue                                $ 14,519,366            $ 20,747,839

Operating expenses:

  Salaries and benefits                      10,894,849              14,654,133
  General and administrative                  1,929,648               3,223,366
  Occupancy costs                             1,072,067               1,217,593
-------------------------------------------------------------------------------
                                             13,896,564              19,095,092
-------------------------------------------------------------------------------

Earnings (loss) before interest expense,
  income taxes, depreciation goodwill
  amortization and write-down,
  restructuring costs and unusual item          622,802               1,652,747

  Depreciation                                  649,318                 672,738
  Interest expense                              289,911                 159,023
-------------------------------------------------------------------------------
Earnings (loss) before income taxes and
  goodwill amortization and write-down         (316,427)                820,986

Restructuring costs and unusual
  item (Note 3)                                 (25,984)              2,100,000

Income tax expense (recovery)                  (134,751)              (536,290)
-------------------------------------------------------------------------------

Earnings (loss) before goodwill
  amortization and write-down                  (155,692)              (742,724)

Goodwill amortization, net of
  income taxes of $6,000 (2001-$6,000)          195,221                 738,107
Write-down of Goodwill (Note 3)                       -                       -

-------------------------------------------------------------------------------
Net earnings (loss)                          $ (350,913)          $ (1,480,831)
-------------------------------------------------------------------------------


Net earnings (loss) per share - basic           $ (0.02)                $(0.07)
Net earnings (loss) per share - fully diluted     (0.02)                 (0.07)

Earnings (loss) per share before goodwill
  amortization and write-down - basic             (0.01)                 (0.04)
Earnings (loss) per share before goodwill
  amortization and write-down - fully diluted     (0.01)                 (0.04)
-------------------------------------------------------------------------------

Weighted average number of
  common shares outstanding                  20,882,414              21,192,462
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.





ENVOY COMMUNICATIONS GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Canadian dollars)
(Unaudited-Prepared by Management)


-------------------------------------------------------------------------------
For the three months ended                     June 30                 June 30
                                                  2002                    2001
-------------------------------------------------------------------------------

Cash flows from operating activities:

Net loss                                    ($ 350,913)           ($ 1,480,831)

Items not involving cash:

Future income tax expense (recovery)          (126,826)                 18,994
Depreciation                                   649,318                 672,738
Goodwill amortization                          201,221                 744,107
Amortization of deferred financing charge         4,915                       -
Write-down of capital assets                         -                       -
Write-down of goodwill                               -                       -

Net changes in non-cash working capital balances:

Restricted cash                                (21,125)               (551,102)
Accounts receivable                          4,247,718               2,231,471
Prepaid expenses                               522,467                 922,304
Accounts payable and accrued liability       (4,798,321)            (5,780,443)
Income taxes (recoverable) payable             209,358              (1,050,685)
Deferred revenue                              (281,359)               (258,684)
Amounts collected in excess of
  pass-through costs incurred               (2,403,811)               (327,206)
Long-term restructuring costs                  (90,690)                      -
Other                                         (130,381)               (144,904)
-------------------------------------------------------------------------------
Net cash used in operating activities       (2,368,429)             (5,004,241)
-------------------------------------------------------------------------------

Cash flows from financing activities:

Long-term debt borrowings                            -                 334,613
Long-term debt repayments                     (113,737)               (589,114)
Issuance of common shares for cash                   -                  18,100
Issuance of convertible debentures           1,800,000
Redemption of common shares                          -                       -
Reduction in restricted cash                         -               1,089,361
Other                                                -               1,002,336
-------------------------------------------------------------------------------
Net cash provided by financing activities    1,686,263               1,855,296
-------------------------------------------------------------------------------

Cash flows from investing activities:

Acquisition of subsidiaries                          -                 110,213
Purchase of capital assets                    (644,047)               (641,348)
Net proceeds on disposal of capital assets       8,951                       -
-------------------------------------------------------------------------------
Net cash used in investing activities         (635,096)               (531,135)
-------------------------------------------------------------------------------

Change in cash balance due to
  foreign exchange                             589,154                (471,511)
-------------------------------------------------------------------------------

Decrease in cash                              (728,108)             (4,151,591)

Cash, beginning of period                    2,844,716              16,455,951

-------------------------------------------------------------------------------
Cash, end of period                        $ 2,116,608            $ 12,304,360
-------------------------------------------------------------------------------

Cash flow from operations per share:

Basic                                          $ (0.03)                    $ -
Fully diluted                                    (0.03)                      -

-------------------------------------------------------------------------------

Supplemental cash flow information:

Interest paid                                $ 410,129                $ 51,001
Income taxes paid                              286,165                 779,248
-------------------------------------------------------------------------------
Supplemental disclosure of non-cash transactions:

Shares issued for non-cash consideration       213,000                       -
-------------------------------------------------------------------------------





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1. Financing

As at June 30, 2002 and September 30, 2001, the Company was not in compliance with its covenant calculations under the terms of its revolving credit facility (Note 2) in respect of 12-month earnings before interest, taxes, depreciation and amortization. The lenders have the right to demand repayment of the outstanding borrowings. Additional borrowings under the facility are subject to the approval of the lenders. The Company is continuing to have discussions with its lenders regarding amendments to the terms of the facility.

The Company is considering all of the options available to it to finance the amounts owing under the restructuring plans and expected cash flow shortfalls in the next four months (or other operating obligations). These options include, additional debt or equity financing under private placements, renegotiating its bank facilities and the sale of some of its businesses.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the continued support of its lenders and/or the successful Completion of the actions discussed above.





2A. Bank Credit Facility and Other Debt

-------------------------------------------------------------------------------
                                                  2002                     2001
-------------------------------------------------------------------------------

Revolving credit facility (a)              $ 9,769,404              $ 7,841,239

Promissory Note, 8% per annum,
  repayable in five monthly installments
  commencing June 30, 2002 (b)               1,334,576                2,689,781

Current portion of loans payable to
  landlords and capital leases                 244,283                  434,069
-------------------------------------------------------------------------------
                                          $ 11,348,263             $ 10,965,089
-------------------------------------------------------------------------------

Long-term portion of loans payable to
  landlords and capital leases               $ 826,180                $ 963,076

Convertible Debenture ( c )                  1,067,295                        -

-------------------------------------------------------------------------------
Total long-term debt                       $ 1,893,475                $ 963,076
-------------------------------------------------------------------------------


(a) Revolving credit facility

During fiscal 2001, the Company established an extendable revolving line of credit under which it can borrow funds in either Canadian dollars, U.S. dollars or U.K. pounds sterling, provided the aggregate borrowings do not exceed $40,000,000 Canadian. Advances under the line of credit can be used for general purposes (to a maximum of $2,000,000) and financing acquisitions that have been approved by the lenders. As at June 30, 2002 approximately $9,800,000 has been borrowed under the facility, none of which is for general corporate purposes.

As indicated in Note 1, the Company is not in compliance with its covenant calculations and the lenders have the right to demand repayment of the outstanding borrowings.

As a result of the ongoing discussions with the lenders regarding the terms of the credit facility and the limitations on the amounts that can be borrowed, as at March 31, 2002 the Company wrote off $751,968 of remaining unamortized financing fees incurred in connection with this facility and the entire amount of the debt has been classified as a current liability.


(b) Promissory Note

During the third quarter, the Company negotiated new repayment terms for the Promissory Note due June 30, 2002. The Promissory Note is to be repaid in five monthly installments commencing July 1, 2002 with interest on the principal balance charged at 8%.


(c) Convertible debentures

On April 29, 2002 the Company issued $1,800,000 in 10% convertible debentures which mature on April 29, 2007 (the "Maturity Date"). The debentures are convertible until Maturity Date into 2.5 million units of the Company ("Units") at a Conversion Price of $0.72 per Unit. Each Unit consists of one common share in the capital of the Company and one purchase warrant of the Company ("Warrant"). Each Warrant entitles the holder to purchase one common share (2.5 million commons shares in aggregate) within the earlier of (1)
12 months of the date of conversion of the debenture, and (2) the Maturity Date at a price of $0.90 per common share. Holders also have the right to require the Company to purchase all or a portion of their notes on or after April 29, 2004. The net proceeds from the sale of the debentures were used for general corporate purposes.

In accordance with Canadian generally accepted accounting principles, the notes have been split between debt and, equity with proceeds allocated as $1,017,770 to long-term debt and $782,230 to shareholders' equity. Estimated offering expenses related to the debt component of $58,981 have been recorded as deferred financing fees and $45,331 applied to reduce the equity allocation.

All of the proceeds allocated to equity will be charged as interest expense using the effective interest rate method over two years, being the date at which they are redeemable at the option of the holder.



2B. Interest Expense

Interest expense for the nine months ending June 30 comprised the following:
-------------------------------------------------------------------------------
                                                  2002                     2001
-------------------------------------------------------------------------------
Cash interest paid on credit facility,
  landlord loans and capital leases          $ 311,219                $ 336,120

Accrued interest on debentures                  30,000                        -

Interest computed on debentures
  and promissory note                          127,531                  155,621

Financing fee charges on credit facility       161,842                   37,563

-------------------------------------------------------------------------------
                                             $ 630,592                $ 529,304
-------------------------------------------------------------------------------





3. Restructuring Costs and Unusual Item

During the third quarter ending June 30, 2001, the Company announced that it was terminating its discussions in connection with the proposed acquisition of Leagas Delaney and recorded an usual item expense of $2,100,000. Generally accepted accounting principles require that all costs in connection with the proposed acquisition and related equity financing are expensed in full as of the date of abandonment. Costs include legal, accounting, consulting and other out-of-pocket expenses incurred in the negotiation and preparation of legal documents and preparation of long-form prospectus materials prepared in connection with the abandoned acquisition.

During the second quarter ending March 31, 2002, the Company recorded charges for restructuring activities and the write-down of goodwill and other assets totaling $36,424,724, as summarized below.


                                                            Total       Paid By
                                 Cash      Non-cash     Provision       June 30
-------------------------------------------------------------------------------
Severance                 $ 2,799,166           $ -   $ 2,799,166   $ 2,450,143
Write down of fixed assets          -       843,219       843,219       843,219
Lease exit costs            3,380,079       224,026     3,604,105       425,360
-------------------------------------------------------------------------------
Restructuring charge        6,179,245     1,067,245     7,246,490     3,718,722
Unusual Item (Note 2)                       751,968       751,968
-------------------------------------------------------------------------------
                            6,179,245     1,819,213     7,998,458     3,718,722
Write-down of goodwill              -    28,426,266    28,426,266             -
-------------------------------------------------------------------------------
Total charges             $ 6,179,245  $ 30,245,479  $ 36,424,724   $ 3,718,722
-------------------------------------------------------------------------------

(a) Restructuring charge

In response to a general economic downturn impacting our business, management implemented a restructuring plan during the first half of this fiscal year in order to bring costs more in line with expected revenues. The restructuring involved downsizing the workforce, exiting excess office space and the redundant fixed assets. Accordingly, the Company has recorded a restructuring expense of $7,246,490 of which $386,000 was expensed in the first quarter and $6,886,475 was expensed in the second quarter. The restructuring includes a reduction of 125 people as well as the abandonment of 18,000 square feet of leased office space in New York City. The annual expense savings in salaries, benefits, and occupancy costs associated with this restructuring is approximately $15,750,000.


(b) Write-down of Goodwill

The Company performed an assessment of the carrying values of goodwill recorded in connection with our various businesses. The assessment was performed because a number of factors indicated that an impairment had arisen in the period ending March 31, 2002. The main indicators of impairment were significant changes in valuations of companies in the technology and marketing/advertising sectors, and the impact of significant negative industry and economic trends on both current operations and expected future growth rates. Based on these factors, the Company concluded that a significant permanent impairment existed with respect to the Company's goodwill and other assets, which primarily related to the goodwill associated with the businesses of Sage, Promanad and Hampel.

In quantifying the impairment charge, the Company compared the expected future Cash flows of each acquisition to the respective carrying value of the assets of the business, including assigned goodwill. The cash flow periods used ranged between 5 and 20 years, consistent with the remaining goodwill amortization period.

As a result of this review, the Company determined that the carrying values of the acquired businesses were not fully recoverable. Accordingly, in the second quarter of 2002 the Company recorded a $28,426,266 write-down of goodwill based on the amount by which the carrying amount of the goodwill exceeded the expected future cash flows calculated as described in the preceding paragraph.





4. Segmented Information

The Company provides integrated marketing communication services to its clients. While the Company has subsidiaries in Canada, the United States, the United Kingdom and Continental Europe, it operates as a global business and has no distinct operating segments.

The tables below set out the following information:

-------------------------------------------------------------------------------
                   By Customer Location                      By Geographic Area
-------------------------------------------------------------------------------

June 30, 2002                       Net             Capital            Goodwill
                                Revenue              Assets
-------------------------------------------------------------------------------
Canada                     $ 13,032,094         $ 7,580,515         $ 2,885,119
United States                21,364,625             264,208           8,547,849
United Kingdom and
  Continental Europe         10,778,558           2,139,054           7,383,164
-------------------------------------------------------------------------------
                           $ 45,175,277         $ 9,983,777        $ 18,816,132
-------------------------------------------------------------------------------

June 30, 2001
-------------------------------------------------------------------------------
Canada                     $ 16,955,785         $ 7,873,752        $ 21,783,752
United States                31,404,861             664,109          16,208,576
United Kingdom and
  Continental Europe         14,593,581           1,942,061           7,437,784
-------------------------------------------------------------------------------
                           $ 62,954,227        $ 10,479,922        $ 45,430,112
-------------------------------------------------------------------------------


The Company's external net revenue by type of service is as follows:

June 30                            2002                2001
-------------------------------------------------------------------------------
Net Revenue:
    Marketing              $ 10,272,016        $ 19,789,373
    Design                   27,595,577          30,632,540
    Technology                7,307,684          12,532,314
-------------------------------------------------------------------------------
                           $ 45,175,277        $ 62,954,227
-------------------------------------------------------------------------------